Form 10-Q
period 1996-06-30
VIDEONICS INC
filed 1996-08-08
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------

                                    FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                       or

      [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


                         Commission File Number 0-25036


                                 VIDEONICS, INC.
             (Exact name of Registrant as specified in its charter)


       California                                          77-0118151
 (State or jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification No.)


                   1370 Dell Ave, Campbell, California 95008
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 866-8300



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of July, 31, 1996, there were 5,614,728 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 12 pages, of which this is page 1. The exhibit index is located on page 11 of this report.

                     The accompanying notes are an integral
                       part of these financial statements.

                                                           1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                             Quarter Ended                      Six Months Ended
                                                                                June 30,                            June 30,
                                                                             -------------                         ---------
                                                                          1996              1995              1996              1995
                                                                       -------           -------           -------           -------

Net revenues ...............................................           $ 7,055           $ 8,505           $14,114           $16,758

Cost of revenues ...........................................             3,633             4,435             7,191             8,802
                                                                       -------           -------           -------           -------
         Gross profit ......................................             3,422             4,070             6,923             7,956
                                                                       -------           -------           -------           -------

Operating expenses:
   Research and development ................................             1,120               639             2,240             1,370
   Selling and marketing ...................................             1,631             1,215             3,060             2,371
   General and administrative ..............................               337               261               586               595
   Amortization of intangibles .............................                98                                 197
                                                                                         -------           -------           -------
                                                                         3,186             2,115             6,083             4,336
                                                                       -------           -------           -------           -------
         Operating income ..................................               236             1,955               840             3,620
                                                                       -------           -------           -------           -------

Other income (expense), net ................................                96               239               194               492
                                                                       -------           -------           -------           -------
         Income before income taxes ........................               332             2,194             1,034             4,112
Provision for income taxes .................................               120               833               373             1,562
                                                                       -------           -------           -------           -------

         Net income ........................................           $   212           $ 1,361           $   661           $ 2,550
                                                                       =======           =======           =======           =======

Net income per share .......................................           $  0.04           $  0.24           $  0.11           $  0.44
                                                                       =======           =======           =======           =======

Weighted average shares outstanding ........................             5,946             5,763             5,923             5,764
                                                                       =======           =======           =======           =======

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                                       June 30,        December  31,
                           ASSETS                                                                        1996                1995
                                                                                                        ------                 -----
                                                                                        (unaudited)
Current assets:
   Cash and cash equivalents ...........................................................               $ 7,798               $ 7,287
   Marketable securities ...............................................................                 3,508                 4,708
   Accounts receivable, net ............................................................                 2,479                 3,824
   Inventories  ...................................................................                      7,934                 5,561
   Deferred income taxes ...............................................................                 1,410                 1,410
   Prepaid income taxes ................................................................                   225                   254
   Prepaids and other current assets ...................................................                   321                   284
                                                                                                       -------               -------
            Total current assets .......................................................                23,675                23,328

Property and equipment, net ............................................................                 1,735                 1,350
Other assets ...........................................................................                    13                    11
Intangible assets, net .................................................................                 2,464                 2,661
                                                                                                       -------               -------

               Total assets ............................................................               $27,887               $27,350
                                                                                                       =======               =======

                        LIABILITIES

Current liabilities:
   Notes payable .......................................................................               $   500               $ 1,000
   Accounts payable ....................................................................                 1,401                 1,226
   Accrued expenses ....................................................................                   827                   975
                                                                                                       -------               -------
            Total current liabilities ..................................................                 2,728                 3,201
                                                                                                       -------               -------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,611 shares at
      June 30, 1996 and 5,351 shares at
      December 31, 1995 ................................................................                19,808                19,459

Retained earnings ......................................................................                 5,351                 4,690
                                                                                                       -------               -------
            Total shareholders' equity .................................................                25,159                24,149
                                                                                                       -------               -------

               Total liabilities and shareholders' equity ..............................               $27,887               $27,350
                                                                                                       =======               =======

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                                              Six Months Ended
                                                                                                                  June 30,

                                                                                                         1996                  1995
Cash flows from operating activities:
          Net cash provided by (used in) operating activities ..........................                  698                  (528)
                                                                                                     --------              --------

Cash flows from investing activities:
   Purchase of property and equipment ..................................................                 (567)                 (409)
   Net cash paid in acquisition ........................................................                 (350)                 --
   Purchases of marketable securities ..................................................               (3,508)                 --
   Proceeds from sales of marketable securities ........................................                4,708                  --
                                                                                                     --------              --------
          Net cash provided by (used in) investing activities ..........................                  283                  (409)
                                                                                                     --------              --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ..............................................                   30                  --
   Repayments on notes payable .........................................................                 (500)                 --
                                                                                                     --------              --------
          Net cash used in financing activities ........................................                 (470)                   --
                                                                                                     --------              --------

Increase (decrease) in cash and cash equivalents .......................................                  511                  (937)

Cash and cash equivalents at beginning of year .........................................                7,287                16,493
                                                                                                     --------              --------

Cash and cash equivalents at end of period .............................................             $  7,798              $ 15,556
                                                                                                     ========              ========



                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at June 30, 1996 and for the six month period then ended are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for this six month period ended June, 1996 are not necessarily indicative of the results for the year ending December 31, 1996, or any future interim period.

          The Company's year end is December 31; the Company's quarters end on the Sunday nearest the last day of the calendar quarter. For clarity of presentation herein, all fiscal periods, including quarters, are described as ending on a calendar month-end.

2.        Inventories comprise (in thousands):

                                                June 30,         December 31,
                                                 1996                 1995
                                              (unaudited)

          Raw materials ........................$5,002             $3,659
          Work in process ...................... 1,733              1,095
          Finished goods ........................1,199                807
                                                ------             ------
                                                $7,934             $5,561
                                              =======              ======

3.       Acquisitions:

         Acquisition of KUB Systems:

         Effective May 24, 1996, the Company hired all the personnel and acquired certain assets and certain liabilities of KUB Systems ("KUB"). KUB is a developer and manufacturer of advanced digital video production equipment for the broadcast, post-production, and institutional video production markets. Under the terms of the acquisition, the Company paid KUB $350,000 in cash. The acquisition has been accounted for as a purchase transaction and the results of operations of KUB have been included with those of the Company since May 24, 1996, the date the purchase was consummated.

         The purchase price consisted of (in thousands):

                  Cash paid                         $350

         The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

         Inventory ..................................276
         Other assets .................................6
         Property and equipment .....................133
         Accrued expenses ..........................(65)
                                                   -----
                                                   $ 350

         Acquisition of Nova and Abbate:

         In September 1995, the Company hired all the personnel, acquired substantially all the assets and certain liabilities of Nova Systems ("Nova") and incurred a one time charge of $2.0 million, for purchased in-process research and development. In addition, in September of 1995, the Company hired the personnel and acquired substantially all the assets of Abbate Video ("Abbate"). See the Company's 1995 10-K for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth below and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

       NET REVENUES. Net revenues decreased approximately 17% in the second quarter of 1996 compared to the second quarter of 1995 and 16% in the first six months of 1996 compared to the first six months of 1995. This decrease is due to decreased sales of certain of the Company's older products, partially offset by the addition of Nova's revenues.

       GROSS PROFIT. Gross profit decreased approximately 16% in the second quarter of 1996 compared to the second quarter of 1995 and 13% in the first six months of 1996 compared to the first six months of 1995, directly related to decreased revenue in the comparable periods. Gross profit, as a percentage of net revenues, increased to approximately 49%, in the second quarter and first six months of 1996 compared to approximately 48% and 47% respectively, for the second quarter and first six months of 1995. The percentage increase is principally attributable to the addition of Nova sales which generated slightly higher margins.

       RESEARCH AND DEVELOPMENT. Research and development expenses increased 75% and 64%, respectively, between the quarterly and six month comparison periods and increased as a percentage of net revenues. The increased expenses were primarily due to the Company's hiring of additional hardware and software engineers who are working on the development of the Company's new products. In addition, since September 1995, research and development expenses include the personnel of Nova and Abbate and beginning in June of 1996 the personnel of KUB. These employees are principally in engineering. The Company anticipates that research and development expenses will continue to increase in absolute terms due to ongoing and future product development.

       SELLING AND MARKETING. Selling and marketing expenses increased 34% between the second quarter of 1996 and the second quarter of 1995 and 29% between the first six month of 1996 and the first six months of 1995. Expenses increased from 14% to 23% of net revenues between the quarterly comparison periods and from 14% to 22% of net revenues for the six month comparison periods. This increase in expenses as a percentage of net revenues was primarily a result of decreased revenues. The absolute dollar increase is primarily a result of the inclusion of Nova's selling and marketing expenses.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 29% between the quarterly comparison periods and decreased 2% between the six month comparison periods. As a percentage of net revenues, expenses increased from 3% to 5% between the quarterly comparison periods and remained flat at 4% of net revenues for the six month comparison periods.

       INTEREST INCOME. Interest income decreased 60% to $96,000 in the second quarter of 1996 compared to $239,000 in the second quarter of 1995 and decreased 61% for the six month comparison periods. This decrease is due to a switch from taxable to tax free investments beginning July 1995 and lower cash available for investment, as approximately $4.5 million was used in the acquisition of substantially all the assets and certain liabilities of Nova and as $350,000 was used in the acquisition of certain assets and liabilities of KUB.

       FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS: The Company believes that in the future its results of operations could be impacted by factors such as delays in shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business.

       Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1995 10-K section entitled "Business - Research and Development".

LIQUIDITY AND CAPITAL RESOURCES

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. As of June 30, 1996 the Company had $7.8 million of cash and cash equivalents. The decrease in cash and cash equivalents from $15.6 million at June 30, 1995 to $7.8 million at June 30, 1996, was primarily attributable to the purchase of marketable securities of $3.5 million and the purchase of the assets and certain liabilities of Nova for $4.5 million and KUB for $350,000 in cash.

       Net cash provided by operations was $698,000 for the six months ended June 30, 1996 compared to net cash used by operations of $528,000 for the same period last year. The increase in cash from operating activities during the six months ended June 30, 1996 is primarily due to net income before depreciation and amortization and a decrease in receivables partially offset by an increase in inventories. Net cash provided by investing activities was $283,000, primarily due to the sale of marketable securities offset partially by the acquisition of property and equipment and the acquisition of KUB. Net cash used in financing activities was $470,000, due to a $500,000 payment on a note issued in connection with the Nova acquisition, offset partially by the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan. There were no financing activities during the six month period ended June 30, 1995.

       The Company believes that the net proceeds from its initial public offering, together with its operating cash flows will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1996.

PART II.  OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on May 29, 1996, the following members were elected to the Board of Directors:

                         Affirmative            Votes
                           Votes       Withheld       Abstained
Michael L. D'Addio ...   5,426,372      29,930           0
Mark C. Hahn .........   5,426,372      29,930           0
Carl E. Berg .........   5,426,372      29,930           0
N. William Jasper, Jr    5,426,372      29,930           0

There were 5,442,539 shares of Common Stock represented at the meeting.

The following proposals were approved at the Company's Annual Meeting:

                                       Affirmative          Votes
                                         Votes        Against     Abstained
To ratify the appointment of
Coopers & Lybrand L.L.P ......
as the independent accountants
of the Company for the fiscal
year ending December 31, 1996           5,442,539       9,018       4,395

Approval of the Company's 1996
Stock Option Plan ............          3,406,106     790,831      19,745

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit 11 - Statement of Computation of Earnings Per Share.

(b)        Reports on Form 8-K

          On June 6, 1996, the Company filed with the Commission a current report on Form 8-K for the purpose of reporting the acquisition of substantially all the assets and certain liabilities of KUB Systems. The Company filed an amendment to such Form 8-K including KUB Systems' financial statements on August 6, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                          VIDEONICS, INC.
                                                            Registrant


                                                           August 8, 1996
                                                               Date


                                                    By:/s/  James A. McNeill
                                                            James A. McNeill
                                                    Vice President of Finance,
                                                    Chief Financial Officer and
                                                         Assistant Secretary
                                                  (Principal Accounting Officer
                                                         and Authorized Signer)

                               INDEX OF EXHIBITS
Exhibits:

     11.  Statement Regarding Computation of Earnings Per Share..............11

     27.  Videonics, Inc. Financial Data Schedule............................12