Form 10-Q
period 1996-09-30
VIDEONICS INC
filed 1996-11-14
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                       or

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



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of October, 31, 1996, there were 5,660,505 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 13 pages, of which this is page 1. The exhibit index is located on page 11 of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                              Quarter Ended    Nine Months Ended
                                               September 30,       September 30,
                                              1996      1995      1996      1995


Net revenues                               $ 6,770    $8,691   $20,884   $25,449

Cost of revenues                             3,551     4,111    10,742    12,913
Gross profit                                 3,219     4,580    10,142    12,536

Operating expenses:
Research and development                     1,260       681     3,500     2,051
Selling and marketing                        1,550     1,351     4,610     3,722
General and administrative                     352       299       938       894
Charge for purchased research
and development                                         1,965              1,965
Amortization of intangibles                     98                 295
                                             3,260     4,296     9,343     8,632
Operating income (loss)                        (41)      284       799     3,904

Other income, net                               89       156       283       648
Income before income taxes                      48       440     1,082     4,552
Provision for income taxes                      17       108       390     1,670

Net income                                 $    31    $  332   $   692   $ 2,882

Net income per share                       $  0.01    $ 0.06   $  0.12   $  0.50

Weighted average shares outstanding          5,942     5,813     5,929     5,780

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    September 30,   December 31,
ASSETS                                                      1996            1995
                                                     (unaudited)
Current assets:
Cash and cash equivalents                                $ 8,862         $ 7,287
Marketable securities                                      1,507           4,708
Accounts receivable, net                                   2,652           3,824
Inventories                                                9,317           5,561
Deferred income taxes                                      1,410           1,410
Prepaid income taxes                                         311             254
Prepaids and other current assets                            555             284
Total current assets                                      24,614          23,328

Property and equipment, net                                1,805           1,350
Other assets                                                  15              11
Intangible assets, net                                     2,365           2,661

Total assets                                             $28,799         $27,350

                        LIABILITIES

Current liabilities:
Notes payable                                                            $ 1,000
Accounts payable                                           $ 2,864         1,226
Accrued expenses                                               588           975
Total current liabilities                                    3,452         3,201

SHAREHOLDERS' EQUITY

Common stock, no par value:
Authorized: 30,000 shares
Issued and outstanding: 5,647 shares at
September 30, 1996 and 5,351 shares at
December 31, 1995                                           19,965        19,459

Retained earnings                                            5,382         4,690
Total shareholders' equity                                  25,347        24,149

Total liabilities and shareholders' equity                 $28,799       $27,350

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                        Nine Months Ended
                                                           September 30,
                                                         1996        1995
Cash flows from operating activities:
Net cash provided by (used in) operating activities       480      (1,015)

Cash flows from investing activities:
Purchase of property and equipment                       (832)       (602)
Net cash paid in acquisition                             (350)     (3,920)
Purchases of marketable securities                     (3,508)     (4,508)
Proceeds from sales of marketable securities            6,709        --
Net cash provided by (used in) investing activities     2,019      (9,030)

Cash flows from financing activities:
Proceeds from issuance of common stock                     76         131
Repayments on notes payable                            (1,000)       --
Net cash provided by (used in) financing activities      (924)        131

Increase (decrease) in cash and cash equivalents        1,575      (9,914)

Cash and cash equivalents at beginning of year          7,287      16,493

Cash and cash equivalents at end of period            $ 8,862    $  6,579

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at September 30, 1996 and for the nine month period then ended are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for this nine month period ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996, or any future interim period.

2.   Inventories comprise (in thousands):

                                                 September 30,      December 31,
                                                     1996               1995
                                                  (unaudited)

            Raw materials                          $ 5,834              $3,659
            Work in process                          2,076               1,095
            Finished goods                           1,407                 807
                                                  --------            --------
                                                   $ 9,317              $5,561

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

         The purchase price consisted of (in thousands):

            Cash paid                        $         350

         The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

            Inventory                                   276
            Other assets                                  6
            Property and equipment                      133
            Accrued expenses                           (65)
            ----------------                           ----
                                                       $350

         Acquisition of Nova and Abbate:

         In September 1995, the Company hired all the personnel, acquired substantially all the assets and certain liabilities of Nova Systems ("Nova") and incurred a one time charge of $2.0 million, for purchased in-process research and development. In addition, in September of 1995, the Company hired the personnel and acquired substantially all the assets of Abbate Video ("Abbate"). See the Company's 1995 Form 10-K for further information.

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

RESULTS OF OPERATIONS

       NET REVENUES. Net revenues decreased approximately 22% in the third quarter of 1996 compared to the third quarter of 1995 and 18% in the first nine months of 1996 compared to the first nine months of 1995. This decrease is due to decreased sales of certain of the Company's older products, partially offset by the addition of Nova's revenues.

       GROSS PROFIT. Gross profit decreased approximately 30% in the third quarter of 1996 compared to the third quarter of 1995 and 19% in the first nine months of 1996 compared to the first nine months of 1995, directly related to decreased revenue in the comparable periods. Gross profit, as a percentage of net revenues, decreased to approximately 48% for the third quarter of 1996 compared to approximately 53% for the third quarter of 1995. The percentage decrease is principally a result of reduced revenues, and a change in product mix, in the third quarter of 1996. Gross profit remained at 49% for the comparable nine month periods.

       RESEARCH AND DEVELOPMENT. Research and development expenses increased 85% and 71%, respectively, between the quarterly and nine month comparison periods and increased as a percentage of net revenues. The increased expenses were primarily due to the Company's hiring of additional hardware and software engineers who are working on the development of the Company's new products. In addition, since September 1995, research and development expenses include the personnel of Nova and Abbate, and beginning in the second quarter of 1996, the personnel of KUB. These employees are principally in engineering. The Company anticipates that research and development expenses will continue to increase in absolute terms due to ongoing and future product development.

       SELLING AND MARKETING. Selling and marketing expenses increased 15% in the third quarter of 1996 over the comparable third quarter of 1995 and 24% in the first nine months of 1996 over the comparable first nine months of 1995. Expenses increased from 16% to 23% of net revenues between the third quarter comparison periods of the respective years and from 15% to 22% of net revenues for the years' nine month comparison periods. This increase in expenses as a percentage of net revenues was primarily a result of decreased revenues. The absolute dollar increase is primarily a result of the inclusion of Nova's selling and marketing expenses.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 18% and 5% respectively between the 1995 and 1996 quarterly and nine month comparison periods. As a percentage of net revenues, expenses increased from 3% to 5% for the quarterly comparison periods and remained flat at 4% of net revenues for the nine month comparison periods.

       INTEREST INCOME. Interest income decreased 43% to $89,000 in the third quarter of 1996 compared to $156,000 in the third quarter of 1995 and decreased 56% for the nine month comparison periods. This decrease is primarily due to a switch from taxable to tax free investments beginning July 1995 and lower average investment balances during the nine months ended September 1996, due to the acquisitions of Nova and KUB, which required the use of $5.4 million in cash.

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

       Due primarily to the factors noted above, the Company has already experienced substantial volatility in its operations for the first nine months of 1996. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1995 Form 10-K section entitled "Business - Research and Development".

LIQUIDITY AND CAPITAL RESOURCES

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. As of September 30, 1996 the Company had $8.9 million of cash and cash equivalents. The increase in cash and cash equivalents from $7.3 million at September 30, 1995 to $8.9 million at September 30, 1996, was primarily attributable to net sales of marketable securities of $3.2 million offset by $1.0 million in payments on a note issued in connection with the Nova acquisition and $350,000 paid in the acquisition of KUB.

       Net cash provided by operations was $480,000 for the nine months ended September 30, 1996 compared to net cash used by operations of $1.0 million for the same period last year. The increase in cash from operating activities during the nine months ended September 30, 1996 is primarily due to net income before depreciation and amortization, a decrease in receivables and an increase in payables, both of which are partially offset by an increase in inventories. Net cash provided by investing activities was $2.0 million, primarily due to the sale of marketable securities offset partially by the acquisition of property and equipment and the acquisition of KUB. Net cash used in financing activities was $924,000, due to $1.0 million in payments on a note issued in connection with the Nova acquisition, offset partially by the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan. The only financing activity during the nine month period ended September 30, 1995 was the receipt of cash from the exercise of the stock options.

       The Company believes that the net proceeds from its initial public offering, together with its operating cash flows will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through September 30, 1997.

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit No.                           Description of Document

           11                                    Statement of Computation of
                                                 Earnings Per Share

           27                                    Financial Data Schedule

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



                                                          VIDEONICS, INC.
                                                          ---------------
                                                            Registrant


                                                          November 13, 1996
                                                          -----------------
                                                                 Date


                                                   By:/s/  James A. McNeill
                                                           James A. McNeill
                                                      Vice President of Finance,
                                                     Chief Financial Officer and
                                                          Assistant Secretary
                                                   (Principal Accounting Officer
                                                      and Authorized Signatory)

                                INDEX OF EXHIBITS



Exhibits:

          11.  Statement Regarding Computation of Earnings Per Share..........12

          27.  Financial Data Schedule........................................13