Form 10-K
period 1996-12-31
VIDEONICS INC
filed 1997-03-20
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-25036

                                 VIDEONICS, INC.
             (Exact name of Registrant as specified in its charter)

                California                                  77-0118151
         (State or jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                  Identification No.)

1370 Dell Ave., Campbell, California                           95008
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (408) 866-8300

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, without par value              Nasdaq National Market System

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At March 3, 1997, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $15,344,780.

       As of March 3, 1997, there were 5,735,045 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Materials from the Registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be held May 22, 1997 (the "Proxy Statement") have been incorporated by reference into Part III, of this Report.


                                                VIDEONICS, INC.

                                               TABLE OF CONTENTS

PART I

         ITEM 1.     BUSINESS.............................................................................. 3

         ITEM 2.     PROPERTIES............................................................................16

         ITEM 3.     LEGAL PROCEEDINGS.....................................................................16

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................16

PART II

         ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND RELATED SHAREHOLDERS MATTERS....17

         ITEM 6.     SELECTED FINANCIAL DATA...............................................................18

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS............................................................................19

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................25

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..47

PART III

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......................................47

         ITEM 11.    EXECUTIVE COMPENSATION................................................................47

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................47

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................47

PART IV

         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................48


                                     PART 1

       The following discussion in this section "Business" contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth below and elsewhere in this Form 10-K.


ITEM 1.       BUSINESS

       Videonics, Inc., a California corporation organized in 1986 (the "Company"), is a leader in the design, development, manufacture, and sale of affordable, high quality, real time, digital video post-production equipment. The Company's products process, edit, and mix raw video footage as well as enhance such footage with audio, special effects, and titles, resulting in professional quality video production. Videonics equipment is used throughout the world in the post-production of videos. In June of 1996, the Company hired all the personnel and acquired substantially all the assets and certain liabilities of KUB Systems ("KUB"). KUB develops and sells products for compositing and adding special effects to videos for broadcast. KUB products are desktop video products that incorporate the use of a personal computer for the control and user interface of the post production functions. As of December 31, 1996, more than 450,000 units of Videonics equipment have been sold worldwide.

       Videonics' products incorporate general purpose computers, special-purpose microprocessor-based systems, and internally developed application specific integrated circuits ("ASICs") with digital signal processing ("DSP") and other capabilities. The Company also implements much of its products' functionality in software. The Company believes that its proprietary technologies provide the infrastructure to develop a broad array of video post-production solutions in a timely manner. By reducing the cost of high performance post-production equipment, Videonics is making post-production capabilities available to an expanding market of potential users.

The Video Production Process

       The video production process consists of three steps: pre-production, production, and post-production.

       Pre-production is the planning of a video: writing a script, creating storyboards (sketches which show how a scene will look and describing transitions), planning shots, budgeting, obtaining props and locations, and scheduling. Production is the shooting of the video scenes, with or without sound. Post-production involves assembling and combining video footage with titles, effects, and audio elements to create a master tape ready for distribution.

       The need for video post-production processing arises from the fact that it is very difficult to make an original recording serve as the finished production. Doing so would require that scenes be shot in the final order and that no errors occur during the original recording session. Each time a mistake is made, the user would have to position the tape precisely at the end of the previous scene and reshoot the desired scene perfectly. Titles and effects must be planned ahead of time and inserted exactly at the appropriate moments, working from a complete, thorough script. Since this scenario is impractical in most situations, the user instead shoots raw footage and assembles the final video production by using post-production equipment to arrange the desired scenes and add effects, titles, and other improvements. For video makers who desire a polished product, the post-production process is essential.

       Generally, post-production includes five major elements. Video editing is the process of removing, rearranging, and recording video footage from one or more video sources onto a single video output medium (e.g., videotape). Video mixing allows video from multiple sources to be combined in many ways beyond a simple cut or fade. Transition effects, such as dissolves or fades (one video scene fades away as another appears), wipes and slides (a moving boundary sweeps in new video as the old video is pushed away), and compression effects (videos shrink away or expand to fill the screen) are all used as "fillers" between scenes. Video special effects manipulate video images to add dramatic elements. Special effects can be used to modify the video material, changing its color, flipping the image, and adding picture warping effects to achieve a different mood or appearance such as those created by a picture within a picture. A chroma key helps to superimpose one image over another (e.g., enabling a TV weather forecaster to stand in front of an animated weather map). Video titling is the process of adding text, special characters, and basic graphic elements to the video. Titles can be superimposed on the video or on colored backgrounds. Titles help tell the story, identify people, places, and objects, add credits, and the like. A variety of colors, patterns, fonts, sizes, and effects (e.g., scrolls and crawls) can be used. Audio mixing is the process of combining various sound elements such as native sound (the original sound recorded with the video), narration, music, and sound effects (e.g., a crashing window, a lion's roar, or an explosion).

The Markets For Video Post-Production Equipment

       The Company believes that the market for video post-production equipment generally can be separated into five segments, categorized by the users' requirements and individual expertise: videographer; business and industry; videophile; education; and broadcast professional. These markets for video post-production equipment cover a wide range of users, price sensitivity, expertise levels, applications, demographics, and objectives.

       Videographer.   Videographers   are  typically   full-time  or  part-time
entrepreneurs producing videotapes on a commercial basis. They may record special events such as weddings, birthdays, sporting competitions, religious ceremonies, and other celebrations. Videographers also perform substantial work on a commercial basis for business and industry. For instance, a videographer may produce videos for customer instruction in the use of a product, create a "home" or "commercial property" tour video for small residential and commercial real estate brokerage concerns, or make videos of vacation destinations for travel agents. Videographers want their videos to have the same appearance as those produced by broadcast professionals.

       Business and Industry. The business and industry category includes both internal and external production facilities producing video for government, corporate, institutional, and other large organizations. An internal user could include the in-house production department of a large corporation or a charitable organization. The external user could be an independent video production facility marketing its expertise to large institutions which lack an in-house video production department. A typical corporate user in this market might produce videos for instruction in the use of the corporation's products (e.g., how to install and use a cellular telephone or a new computer), employee training manuals, sales or promotional aids for product presentation, video informational brochures, or video newsletters from management to shareholders or employees.

       Videophile. The videophile is a video enthusiast or hobbyist whose interest has led to the adoption of new video technology for personal use. The videophile generally shoots a video for personal non-commercial purposes with the intention of editing raw video footage into a finished video production. The videophile's camcorders, VCRs, and editing equipment are affordable and high quality. Occasionally, videophiles capitalize on their growing expertise by becoming videographers. A typical videophile may belong to a "video club" along with other video making enthusiasts or merely want to record entertainment events and historical milestones for family and friends. Videophiles may create a tape library in several different video formats and may want an easy method to consolidate and edit tapes into a single, standard format. Videophiles require affordable post-production equipment that works with different tape formats and is easy to use.

       Education. The education market consists of the audio-visual departments of educational institutions, which use video internally to serve the needs of the institution as well as teach students the art of video production. While some uses in an educational setting may be no different than those of business and industry, other uses include recording sporting events to improve a player's performance, recording a debate or dramatic performance to teach speaking or other acting skills, and replacing, as in the case of a video yearbook, still photography with video.

       Broadcast Professional. The broadcast professional is the most demanding video post-production equipment user, requiring equipment to meet the highest quality broadcast standards in order to create finished commercial video productions. Industry analysts have estimated that there are more than 16,000 worldwide sites for equipment in this user category, including studio, cable, network, and television broadcasters as well as independent post-production facilities. Users in this market are generally less price-sensitive than those in other categories, frequently paying from $100,000 to $2,000,000 for a complete suite of video post-production equipment. This specialized equipment also requires a large investment in user training and studio facilities.

The Videonics Solution

       The Company's solution is to design, develop, manufacture and market products that incorporate advanced proprietary digital video technologies to reduce significantly the cost and difficulty of creating high quality video. The Company's current product line provides solutions for each stage of the post-production process. The majority of the Company's products are single-purpose microprocessor-based systems that utilize DSP algorithms in ASICs and proprietary software, all developed by the Company. The Company also provides post-production solutions which operate on general purpose computers and local area networks. These solutions are generally categorized as desktop video. Company-developed software, incorporated in each Videonics product, provides easy-to-use implementations of sophisticated video post-production processes.

       By using proprietary ASICs and software to replace more costly video post-production equipment, the Company has been able to significantly reduce the cost of digital video post-production products. As a consequence, the Company has been able to offer its products at attractive prices to users in this market. Moreover, the Company's products contain features that have minimized the need for most video makers to purchase more expensive systems in order to create high quality video.

Strategy

       Videonics' objective is to maintain and expand its position in the video post-production market. The Company has implemented this strategy by means of its acquisitions, as well as internally developed technologies, products, and marketing programs. By reducing the cost of high performance post-production equipment, the Company makes post-production capabilities available to an expanding market of potential users. The Company's business strategy incorporates the following elements:

       Expand Proprietary Technology Base. The Company believes that its proprietary digital video hardware and software technology provides a competitive advantage in achieving timely development of a broad array of video post-production solutions. The Company intends to continue to devote significant resources to expanding its library of circuits, proprietary ASICs and associated software to develop products that incorporate higher levels of performance, functionality, and integration.

       Broaden Product Line. The Company intends to expand its product line in order to broaden its potential market and to reduce its reliance on any specific market segment. Videonics has been an innovator in developing affordable, full-featured editing products primarily for the videographer, business and industry, and videophile market segments. The Company seeks to leverage this expertise by developing new products with enhanced functionality that establish price/performance leadership in other market segments, including broadcast and desktop video. The acquisitions of Nova, Abbate, and KUB, along with the development of the PowerScript Character Generator, are all tactics used to accomplish this objective.

       Expand Worldwide Distribution. The Company intends to further develop its United States market by targeting specific vertical distribution channels to reach the broadcast professional and business and industry markets. Internationally, the Company is expanding its distribution channels in the emerging markets of Asia, South America, Central Europe, and Africa. The Company believes that distributing products through domestic dealers and international wholesalers is a cost-effective method of reaching potential product users. In addition, the Company allies itself with third parties to sell certain products in specific countries. These selective selling arrangements allow the Company to have improved distribution in certain markets or geographic areas over its conventional sales channels. An example of such an arrangement includes that which the Company has with Sony.

       Heighten Brand Name Awareness. The Company believes that its brand name awareness will remain an important factor in the distribution channels where its products are sold, and it takes steps to heighten such recognition by selected advertising, attendance at industry trade shows, and maintaining a focused public relations campaign.

       Leverage Manufacturing and Distribution. The Company's strategy is to use its resources in a cost-effective manner. Wherever practical, the Company uses third party services for activities such as manufacturing and accessing certain sales channels. For instance, except for start-up production and the specialized signal processing products from Nova, the Company contracts with third party manufacturers located in Mexico for most product manufacturing.

Technology

       Digital technology has been incorporated in all of the Company's products developed in the 1990s. This technology is principally implemented by means of Company-developed DSP ASICs and software. All of the Company's ASICs have been developed by the Company's resident team of designers. The software is all proprietary and has been developed by the Company's software engineers.

       The Company's engineers employ proprietary hardware and software libraries in conjunction with other advances in technology, such as fast turn gate arrays and VHDL design methodology, to prototype new products in an efficient manner. One measure of the growth in the technical sophistication of the Company's products is illustrated below in terms of the increasing numbers of complex gate arrays in its proprietary ASICs and of lines of code in its proprietary software algorithms in select products.

           PROPRIETARY ASIC AND SOFTWARE CONTENT OF SELECTED PRODUCTS

                            Approximate           Approximate Lines       Year
      Product             ASIC Gate Count         of Software Code       Shipped
      -------             ---------------         -----------------      -------
Sound Effects Mixer                0                   1,000              1991
Thumbs Up Video Editor         4,000                   6,000              1992
Video TitleMaker 2000         20,000                  25,000              1994
Digital Video Mixer           62,000                  15,000              1994
Edit Suite                     8,000                  28,000              1995
PowerScript                  142,000                 100,000              1996


Selected Products

       The Company offers a broad range of digital video products, each designed to meet specific video post-production needs. The products work with most of the commonly used broadcast standards, videotape formats, and with most brands and models of video equipment. The Company's products range in price from under $100 for certain software products to more than $20,000 for certain broadcast products.

       PowerScript. First shipped in September 1996, PowerScript is an advanced PostScript video character generator designed for broadcast, video production, multimedia, industrial, and videography applications. It displays high quality (17.5 ns resolution, 10-bit 4:2:2 digital video) anti-aliased titles and offers the character, graphics display, and formatting features supported by the PostScript display technology.

       PowerScript is a standalone character generator, meaning that it makes images, characters, and graphics internally, without the aid of an external computer. Rotation, sizing, stretch, outlines, color, transparency, and other advanced functions are imaged by its internal PostScript engine.

       While PowerScript is standalone, it also includes extensive networking capabilities that allow users to connect the product to a separate computer or computer network. It supports industry-standard Internet protocols (TCP/IP, FTP, PPP) and accepts serial or Ethernet connections. These allow desktop computers, using standard software and hardware, to transfer projects, fonts, graphics, and other files. PowerScript images EPS-format graphic files, created using standard graphic applications like Adobe Illustrator, CorelDraw, and Adobe Photoshop, on standard platforms, including Macintosh, Windows, DOS, UNIX, and Amiga. A wide range of additional features include expandable PC Card (PCMCIA) storage, TBC (time base corrector), user-definable styles, roll and crawl, transition effects, clock/calendar, GPI trigger, video test patterns, and optional analog component output.

       In March of 1997, Videonics shipped version 1.1, an upgrade to the original PowerScript product, that offers greater speed, an enhanced user interface, improved documentation, and other performance improvements. The upgrade is being made available to all existing customers at no charge. PowerScript has a U.S. suggested retail price of $3000.

       Edit Suite. The Edit Suite, first shipped in 1995, is an A/B-roll edit controller which automates multiple source editing. It memorizes the in and out points for each scene from up to four independent videotape sources, controlling the players and recorder to automatically complete the production. It works with a wide range of camcorders, VCRs, and VTRs (Video Tape Recorders), ranging from simple consumer units with Control-L or Panasonic 5-pin edit control to professional RS-232 and RS-422-controlled decks. It also supports consumer and professional time code standards, including RC, SMPTE VITC (Society of Motion Picture and Television Engineers, Vertical Interval Time Code), and LTC (Longitudinal Time Code), for
accurate    productions.    The   unit   works   with   GPI   (General   Purpose
Interface)-controllable mixers and titlers, including the Videonics Digital Video Mixer and Video TitleMakers, to automatically trigger effects and titles. Edit Suite won the 1995 Video Magazine VIVA! Gold award and the EIA (Electronic Industries Association) Consumer Electronics Show's 1995 Innovations Award for design and engineering innovation. It has a U.S. suggested retail price of $699.

       Digital Video Mixer. The Digital Video Mixer, first shipped in February 1994, effectively provides a user with a portable video production facility. The Digital Video Mixer has four video inputs and offers over 200 effects at any of ten speeds; these effects include fades, wipes, slides, dissolves, picture-in-picture, flips, luminance key, color generation, zooms, freeze frames, color and negative reversals, rolls, the ability to superimpose one video image over another, and a split screen. The Digital Video Mixer incorporates four ASICs, including an ASIC with a TBC feature that allows it to produce video mixing. A reduced view of all four video inputs on a single "preview" monitor shows the action of all four sources without the need for additional monitors. The Digital Video Mixer offers a "picture-in-picture" which allows two moving video images to be placed on the screen at once. A unique "compose" function allows the user to create a complex image made up of any number of still images and colored rectangles, along with a moving video or solid color background. The "chroma key" feature allows the user to shoot a subject against a solid color background and replace that color with a separate video source. This is the same technique used to place a weather forecaster in front of a weather map. The product has S-video as well as composite connectors. The Digital Video Mixer has won numerous awards, including the Outstanding New Editing Equipment Award for 1994 by Video Magazine, the European Video Editing Product of The Year for 1994-1995 by the European Video Awards Panel, and the Video Post-Production Product of The Year 1994-1995 by Video Camera Magazine U.K. The Digital Video Mixer has a U.S. suggested retail price of $1,199.

       Video TitleMaker 2000. The Video TitleMaker 2000, first shipped in March 1994, replaced the Company's original Video TitleMaker character generator. The Video TitleMaker 2000 has a broader range of features including better video quality and improved signal-to-noise ratio. The product delivers high resolution (720 by 480 pixels) titles for smooth, clean letters and has 92 font/size combinations, each of which can be rendered in over a million colors. Many styling features can be added, including outline, shadow, colored backgrounds, colored patterns (such as rainbow), and borders. The product contains a full set of accented and international characters including boxes, hearts, arrows, and similar pictorial characters, as well as the accents needed for foreign languages. Titles can be superimposed over solid color backgrounds, patterns, or moving video with special effects adding motion between pages of titles. Complex scrolling effects are also possible. For instance, a page of titles can scroll from one direction, stay on the screen for a user-defined interval, and then scroll out another direction. In addition, effects such as fades, wipes, and scrolls can be mixed. The unit holds approximately 8,000 characters, which can be grouped into pages and projects. A lithium battery backup preserves titles, even when power is lost. The product has S-video as well as composite-video connectors and advanced features such as "Preview Out." A built-in demonstration presents an unattended demonstration of the product's features. The Video TitleMaker 2000 has a U.S. suggested retail price of $599. A version of this product is sold exclusively in Japan by Sony.

       Video TitleMaker 3000. First shipped in September 1996, the Video TitleMaker 3000 is a step up from the TitleMaker 2000. Its two-piece design, with a separate PC-style keyboard, makes it easier to type in text. User productivity is also improved with the superior keyboard and more than three times the processing speed of the TitleMaker 2000. The product offers more than 200 font-size combinations (compared to 92 in TitleMaker 2000) and doubles the amount of user memory to store over 16,000 characters. A clock/calendar function allows the user to display the time and date and permits the user to automatically trigger a page of titles at a specified time and date, and to repeat that action periodically. The product features the same video quality and resolution as the TitleMaker 2000 and includes its other features: 1,000,000 colors; fades, rolls and crawls; bold, shadow, and outline; ability to superimpose over video or colored or patterned backgrounds; full set of accented and international characters; and storage as projects. TitleMaker 3000 carries a U.S. suggested retail price of $799 and is available in language-specific versions.

       Video ToolKit. The Video ToolKit is a software product for both Macintosh (first shipped in 1995) and Windows based PCs (scheduled for shipment in March, 1997). It catalogs video scenes and performs assembly editing, controlling VCRs and camcorders to record the good footage on a new tape. It supports a wide range of VCR and camcorder control protocols, including Control-L, Panasonic 5-pin, RS-232/422, and Sony ViSCA. It also supports consumer and professional time codes, including RC and SMPTE VITC. The Video ToolKit also supports QuickTime non-linear (disk-based) digital video, as well as tape-to-tape editing. Users can include QuickTime clips in a taped production and can record productions on tape or as QuickTime. It also permits users to output their edit lists in HTML form to make it easy to publish video clips on the World Wide Web. The Video ToolKit carries a U.S. suggested retail price of $279.

       MediaMotion. MediaMotion is a machine-control plug-in software product for Adobe Premiere, a popular non-linear (disk-based) video editing application marketed by Adobe Systems, Inc., for use with personal computers using either Intel microprocessors or those which are used by Apple's Macintosh line of personal computers. MediaMotion adds the ability to control VCRs and camcorders from inside Adobe Premiere. It also works with Data Translation's Media 100. With MediaMotion, a user can batch-digitize select portions of source tapes, allowing unattended recording to disk. This saves time and disk space. MediaMotion is available for both the Windows and Macintosh operating systems at a U.S. suggested retail price of $99.

       The Company's Nova product line includes time base correctors, frame synchronizers, transcoders, video converters and signal distribution products. Nova's end users are in broadcasting, cable television ("CATV"), multimedia studios, corporate A/V, video conferencing and presentation, and industrial market areas. Nova brought several new products to market in 1996.

       NovaAVD Audio/Video Delay System. NovaAVD Audio/Video Delay system utilizes the latest digital video processing technology, the device provides up to 10 seconds of real time uncompressed audio and video programming delay. The NovaAVD is ideal for live program profanity monitoring, momentary delay of network feeds, lip-sync correction, amphitheater video/audio matching and system synchronization.

       NovaMNR. The NovaMNR standalone Median Noise Reducer is designed to eliminate a wide variety of impulse and transmission noise from satellite, microwave, and fiber optic feeds. The NovaMNR can also be utilized in non-linear video editing applications to minimize input noise and increase operating efficiencies.

       StudioFrame Series. First shipped in the summer of 1996, the Nova StudioFrame Series is a modular, flexible, digital/analog signal processing system. StudioFrame is designed to accommodate the evolving video and audio interfacing requirements of both today and tomorrow. Targeting those applications where the utmost video quality is demanded, the system can be easily configured to accomplish a wide variety of ultra-transparent signal conversion/processing functions. A comprehensive range of both digital and analog function modules are available, including: Serial Digital Converters, Noise Reducers, Synchronizers, Time-Base-Correctors, Distribution Amplifiers, and Format Converters.

Marketing

       The primary goal of the Company's marketing efforts is to increase awareness of the Company's products and technology and of their advantages over competing products or technologies. These objectives are accomplished through advertising programs directed at users of post-production equipment, a targeted public relations program, trade show exhibitions, and educational programs in video making.

       The Company advertises principally in magazines directed at broadcast professionals, videographers, and video producers in the business, industrial, and educational segments of the market. Videonics has received editorial mention in many of these publications. The Company exhibited its products at 20 different U.S. trade shows during 1996, including the Consumer Electronics Show, the National Association of Broadcasters, and COMDEX. In 1996 the Company presented movie making seminars in cities throughout the U.S. as well as England, Canada, Australia, and New Zealand.

       All Company products carry a standard two-year warranty on both parts and labor. In 1995, the Company added a ProService feature that enabled customers to receive their repaired units within 48-72 hours in exchange for payment of rush charges. The Company's HelpLine allows customers to talk directly with support personnel equipped to answer user questions. This support is free to the Company's customers except for the cost of the phone call. The Company believes that it obtains valuable feedback from offering this service, which it then uses in developing new products.

Sales

       Domestic Sales. The Company wholesales its products in the United States through a direct sales organization, supported by independent manufacturers representative organizations. In 1996, 1995, and 1994, respectively, sales in the United States accounted for approximately 58%, 51%, and 60% of the Company's total revenues. The Company sells to a variety of sales channels which in turn sell to end users. The Company's sales channels include Value Added Resellers
(VARs) who specialize in selling to the Broadcast Market, direct mail order businesses, audio/visual specialty stores, camera and video shops, industrial dealers which service business and industry, catalogs, and certain mass merchants. The majority of the Company's sales channels specialize in audio-visual or video products and have product knowledgeable sales personnel.

       International Sales. The Company has addressed the international market opportunity by selling its products through wholesale distributors servicing 78 different countries and by selling selected products to several international private label customers. The Company currently has twelve employees who service and support its international private label customers and country specific distributors. The Company's international distributors sell the Company's products under the Videonics and Nova brand names, through channels similar to those used by the Company in the United States. These distributors also provide dealers with marketing programs, such as advertising and public relations, as well as customer service and technical support.

       Distribution channels. The Company sells to three categories of buyers, both internationally and domestically: videographer, broadcast, and desktop video.

       Videographer products may be defined as free standing, easy to use, inexpensive products which address a particular need, such as video mixing or titling. These products are sold through direct mail order businesses, audio/visual specialty stores, camera and video shops.

       Broadcast products may be defined as those which operate in a professional edit studio and may be used in conjunction with a master control panel or a switcher, or may also operate
as  stand  alone  units.   These  units  must  comply  with  industry  technical
specifications for video quality. An example of this type of product is the PowerScript Character Generator. Broadcast products are sold principally through VARs and system houses which service the broadcast industry.

       Desktop video products use a general purpose computer as their control element. These products are sold through VARs and retailers who also sell general purpose computers, software, and peripherals.

       Localized marketing. The Company works with its private label customers and international distributors to provide extensive support by adapting both its products and accompanying publications for the local country of distribution. Promotional materials, such as brochures, are produced in the local language. Universal symbols, rather than language specific text, are used for many user interface elements such as on-screen displays. All products are designed to meet most local regulatory standards. In Europe, for example, products are manufactured for the PAL television standard. The Company's products are further designed to support local languages. The Company's Video TitleMaker products include special characters and accents to support French, German, Italian, Spanish, Dutch, Russian, Hungarian, Polish, Greek, Romanian, Turkish, and the Scandinavian languages. The Company's product architecture facilitates additional localization by substituting one read only memory ("ROM") component for another (e.g., a Czech/Slovak ROM for an English ROM) to become a local product. The product architecture accommodates this further by supporting non-English character sets including those that read and produce from right to left, such as Hebrew.

       Private label relationships. The Company believes that strategic alliances are essential to compete successfully in certain large foreign markets, particularly Japan. The Company therefore distributes in Japan through select private label relationships. These relationships are with well known electronics manufacturers having highly developed distribution channels and substantial brand name recognition in the country of distribution. This strategy enables the Company to concentrate its efforts on technology and product development, rather than making the heavy financial and time commitment required to build distribution channels in these difficult-to-access markets. The Company's first private label relationship in Japan was with Matsushita Electrical Industrial Co., Ltd. ("Matsushita.") Matsushita purchased a custom version of the Company's EditMaker product which was manufactured by the Company and is sold under the Panasonic brand name. While the Company has discontinued its domestic version of this product, it has an ongoing sales and support obligation to Matsushita. The Company currently manufactures the Sony Titler, a Japanese language character generator for sale in Japan known as the Sony XV-J1000. Designed to Sony specifications by the Company's product development team in Campbell, California, the Sony Titler is manufactured by the Company and shipped to Sony from the United States. The Sony Titler includes a front-end processor, which translates from a standard keyboard into 6,930 unique Kanji and Kana (Japanese) characters for subsequent video display (up to 110,880 different font/size character variations). This software-intensive product provides all the functionality of its English language counterpart, plus some additional functions required by the Japanese language. Such features include the ability to present text (titles) in either a horizontal or a vertical format.

        For 1996, 1995, and 1994, no one customer accounted for more than 10% of revenues.

       Backlog. The Company typically operates with a small amount of backlog. Accordingly, the Company generally does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability.

Manufacturing and Suppliers

       Typically, the Company initiates small production runs of new products at the Company's headquarters in Campbell, California before transferring manufacturing to third party contract manufacturers located in Mexico. Final configuration and testing ordinarily take place at the Company's headquarters. Generally, when received in Campbell, each of the products undergoes testing and inspection before final shipment to customers. The Company uses an integrated materials management system for purchasing, inventory control, cost accounting, and invoicing. All products in the Nova product line are assembled, tested, and distributed from the Company's facility in Canton, Connecticut. As of December 31, 1996, the Company employed 32 persons directly in manufacturing and operations management in Campbell and has a permanent quality and test assurance program at its contract manufacturers' locations in Mexico. Nova employed five people in its separate manufacturing and operations group in Canton, Connecticut.

       The Company is dependent on sole source suppliers for certain components used in its products. These components include certain key integrated circuits, which are utilized in the Company's products, ASICs or gate arrays, microprocessors, filters, converters, and other parts. Although the Company has generally been able to procure components on a timely basis, an extended interruption in the supply of any of the components currently obtained from a single source could have a material adverse effect on the Company's operating results. While the Company believes alternative sourcing of these items could be developed, this might result in additional cost in materials and overhead. In addition, the Company buys most of its components from third party vendors on a purchase order basis without any advance contractual commitments and does not carry significant inventories of these items. A shortage of any one part such as ROM semiconductor devices, or an increase in the price of a part, could adversely affect production of the Company's products or reduce gross margins. There can be no assurance that component supplies will be adequate at all times to ensure that customer product orders will be manufactured or filled in a timely manner.

Research and Development

       The Company places a high priority on research and development. Development efforts focus on video quality, system performance, feature set expansion, user productivity, improved processing, and storage. In 1996, 1995, and 1994, the Company invested $5.0 million, $3.1 million, and $1.6 million, respectively, constituting 17%, 9%, and 5% of its total net revenues in research and development, respectively. Because digitized video consumes large amounts of data and requires substantial computer power to process such data, the Company's engineers constantly seek new methods to improve its products' capacity and manipulation of video. Maximizing the processing of video information contained in video random access memory ("VRAM"), through the development of ASICs, is a focus of the Company's development staff, as are the compression and storage issues necessitated when integrating and manipulating large amounts of video data. As part of this ongoing effort, the Company has made significant investments in advanced computer programming tools. The Company's engineers work extensively with VHDL design methodology. Any new ASIC designs are maintained in VHDL libraries, which product designers may use to prototype subsequent new products.

       As of December 31, 1996, the Company employed 41 hardware and software engineers with technical skills in design and development of ASICs, digital or analog video signal generation-processing, or embedded software.

       During 1996, the Company continued to experience substantial delays in completing the successful development of products. The PowerScript Character Generator in the NTSC video format, introduced in 1995, was completed for shipment in September of 1996. After extensive field use, a major revision (1.1) of PowerScript's software was completed for shipment in March of 1997. PowerScript is the first major product offering that the Company has brought to market in nearly two years. Although the Company's other 1996 new product releases such as; TitleMaker 3000, the Nova Median Noise Reducer, and the Nova StudioFrame Signal Processing System, demanded significant technical expertise and design, they did not require the same level of technical sophistication as PowerScript. The ASIC and software technology of PowerScript will be utilized in other products that the Company currently has in development. As the complexity of the Company's product designs and feature sets continues to increase, the Company may continue to experience similar delays in the future, especially if the Company expands through acquisition of other companies' products and technology which it seeks to integrate with its own product line and operations. There can be no assurance that the Company will be successful in the timely development of new products to replace or supplement existing products or that the Company will be successful in integrating acquired products or technologies with its current business. In 1995, the Company announced four new products. Since this announcement, only two products have shipped. One began shipping in June of 1995. PowerScript began shipping in September 1996, and the other two products had still not been introduced successfully on a commercial basis as of March 1997. This has had an adverse material impact on the Company's growth in 1995 and 1996 and, until these products are successfully introduced and accepted by end users, can be expected to have a similar adverse effect in the future on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       The Company's success depends, in part, on its ability to anticipate new technological developments, to develop expertise in such technologies, and to develop and introduce in a timely and cost-effective manner additional features and new products that satisfy customer needs and desires. As noted above, the Company has been unable to ship new products in a timely fashion in 1995 and 1996, which has had a substantial adverse impact on the Company's results of operations. Such results have, in any event, fluctuated widely on a quarterly basis. There can be no assurance that any new products will be developed successfully, that the Company will be able to introduce additional new products which will gain acceptance in the marketplace or that the Company will successfully assess new technological developments and incorporate them into future or current products, or that the Company will be able to do so in a timely fashion. Any future failure to develop or introduce new products in a timely manner, or customer rejection of new products, may have a material adverse effect on the Company's future results of operations.

Competition

       In the videographer and desktop video markets, the Company has encountered competition from smaller and comparably-sized companies which offer functionally similar products, as well as from larger companies, such as Sony, Matsushita, and JVC, which market both traditional analog equipment as well as new digital video post-production devices. A number of competitors exist who have substantially greater resources than the Company and who make digital video editing products and other post-production devices for operation on personal computers and workstations. Although these desktop computer and workstation-based vendors sell more sophisticated products primarily for the broadcast professional and business and industrial markets and at significantly higher price points than the Company's products, it is possible that such vendors may at some future time introduce products which target the same markets as the Company's products.

       The character generation and graphics imaging systems market is highly competitive and is characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which the Company operates. The Company anticipates increased competition from both existing companies and new market entrants. The Company is currently aware of several major and a number of smaller competitors. In the standalone character generator area, the Company believes its primary competitors are Chyron, For-A, Knox, and AVS. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors. As a result, the Company's ability to compete in these areas may be limited.

       The Company believes that the markets for the Company's products will remain highly competitive. The Company believes that its ability to compete depends on factors both within and outside its control, including the success and timing of new product developments introduced by the Company and its competitors, product performance and price, market presence and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. Maintaining any advantage that the Company may have over its competitors will require continuing investments by the Company in research and development, sales and marketing and customer service and support. In addition, as the Company enters new markets, whether through acquisitions, alliances with other companies or on its own, the Company may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which it currently operates. There can be no assurance the Company will be able to compete successfully in these new markets. In addition, increased competition in any of the Company's current markets could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.


Proprietary Rights

       The Company relies on a combination of trade secret, copyright and trademark laws, and contractual agreements to safeguard its proprietary rights in technology and products. In addition, the Company has several patents. The Company has registered the Videonics brand name and certain product trademarks in the United States, as well as in some of its international markets. The Company routinely enters into confidentiality and assignment of inventions agreements with each of its employees and nondisclosure agreements with its key customers and vendors.

       While the Company relies on these measures to protect its proprietary rights, there can be no assurance that the Company's technology is adequately protected by such measures or that the technology will not be reverse-engineered by third parties without violation of the Company's proprietary rights. Such protection may not preclude competitors from developing products with features and prices similar to or even better than those of the Company. The Company believes that its products and other proprietary rights do not infringe upon the proprietary rights or products of third parties. However, the Company has received communications from a third party patent holder asserting patent rights claims embracing certain of the Company's products. The Company believes that the ultimate resolution of these claims will not have an adverse material effect on the Company's financial condition or results of operations. There can be no assurance, however, that other third parties will not assert infringement claims against the Company in the future or that such claims will not result in costly litigation or require the Company to license intellectual property rights from third parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all.

       The Company believes that, because the pace of technological change is so rapid in the digital video electronics industry, the best protection for its proprietary rights is its continued substantial investment in research and development to apply the latest advances in data storage and data compression to the integration of video post-production functions. The Company believes that any legal protection afforded by patent, copyright, and trade secret laws will be less of a factor on the Company's ability to compete than the ability and creativity of its research and development staff to develop products which satisfy customer needs. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products.

Employees

       As of March 3, 1997, the Company had 141 full-time employees, including 47 in research and development, 41 in sales and marketing, 39 in operations, and 14 in finance and administration. None of the Company's employees is represented by a labor union or is covered by collective bargaining agreements. The Company believes that its employee relations are good. The Company has never experienced a work stoppage.

ITEM 2.         PROPERTIES.

       The Company's principal administrative, sales and marketing, research and development, and operating facilities are located in Campbell, California and consist of approximately 29,900 square feet under a lease which expires on July 31, 1999. The Company also has a research and development facility in Millis, Massachusetts which has 2,500 square feet under a lease which expires on December 31, 1998. The Company has an administrative, sales and marketing, research and development, and operating facility in Canton, Connecticut. The building is approximately 5,000 square feet under a lease which expires on July 31, 1997. The Company has an administrative, sales and marketing, research and development, and operating facility in Belmont, California which has 6,050 square feet under a sublease which expires on December 31, 1998.


ITEM 3.         LEGAL PROCEEDINGS.

       The Company is not currently involved in any material legal proceedings.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At a Special Meeting of Shareholders on December 12, 1996, an amendment to the Company's 1996 Stock Option Plan was approved, pursuant to which 1,000,000 shares of common stock were reserved for issuance.

                                                                Votes
                                       Affirmative      ----------------------
                                          Votes         Against      Abstained
                                          -----         -------      ---------
Approval of the Company's
Amended 1996 Stock
Option Plan                            3,406,106       790,831         19,745

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The Company's Common Stock has been listed on the Nasdaq National Market System under the symbol "VDNX" since its initial public offering which was declared effective on December 15, 1994. Prior to that date, there was no established public trading market for the Company's Common Stock. The following table sets forth the quarterly high and low sales price information of the Common Stock during the fiscal year ended December 31, 1996.

                            Q1            Q2             Q3            Q4
                           ----          ----           ----          ----
FY96         High         $13.00        $12.25         $10.88        $10.00
             Low          $ 7.00        $ 7.50         $ 7.75        $ 7.25
FY95         High         $20.25        $17.50         $24.00        $21.25
             Low          $11.25        $13.25         $15.50        $10.75


       As of March 3, 1997, there were approximately 2,100 holders of the Company's Common Stock. The closing sales price of the Company's Common Stock on March 3, 1997 was $4.875 per share.

     Prior to the Company's initial public offering on December 15, 1994, the Company had been treated for federal and state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's S corporation shareholders had been required to pay taxes based on the Company's earnings through the date immediately preceding the date of termination of the Company's S corporation tax status, regardless of whether such amounts had been distributed to the shareholders. Following the Company's initial public offering, the Company was no longer eligible for Subchapter S treatment and is taxed as a C corporation under applicable Internal Revenue Service regulations and rules.

       In 1994, the Company made distributions to its S corporation shareholders for certain income tax liabilities associated with the Company's 1994 earnings through December 14, 1994, of $2.7 million.

       Other than the distributions to S corporation shareholders described in the preceding paragraphs, the Company has never declared or paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the operation and development of its business.

ITEM 6.         SELECTED FINANCIAL DATA

       The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the five year period ended
December 31, 1996, and with respect to the balance sheets at December 31, 1996, 1995, 1994, 1993 and 1992 are derived from financial statements that have been audited by Coopers & Lybrand L.L.P., independent accountants. The financial data should be read in conjunction with the Company's Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included elsewhere in this Report. The balance sheets as of December 31, 1996 and 1995, and the statement of operations for each of the three years in the period ended December 31, 1996 and the independent auditors' report thereon, are included in Item 8 of this Report.

                                                                   Year Ended December,
                                                    1996        1995       1994            1993       1992
                                                    ----        ----       ----            ----       ----
                                                               (in thousands, except per share data)
Statement of Operations Data:
Net revenues                                       $29,195    $33,561     $31,498        $13,885     $11,564
Operating income                                       401      4,811       5,627            809         734
Net income                                             744      3,746       5,993(1)         605         518
Net income per share                                  0.13       0.65        1.39(1)        0.16         -
Net income per share, excluding charge for
  purchased research and development (2)              0.13       0.88        1.39(1)        0.16         -
Shares used in computing per share
  amounts                                            5,933      5,791       4,324          3,842         -


                                                     1996       1995         1994           1993        1992
                                                     ----       ----         ----           ----        ----
Balance Sheet Data:
Working capital (deficiency)                       $21,412    $20,127     $18,394          ($493)      ($801)
Total assets                                        27,958     27,350      22,279          5,524       3,549
Shareholders' equity (deficit)                      25,731     24,149      19,403            214        (417)
Dividends declared per share (3)                       -         -           0.71           0.01         -

----------
(1) In connection with its December 15, 1994, initial public offering, the Company terminated its S corporation status and recorded a one time tax benefit of $650,000, which is reflected in the Company's 1994 results. On a pro forma basis, utilizing a 38 percent tax rate and excluding net operating losses, pro forma net income and pro forma net income per share for the period ending December 31, 1994 would have been $3,424,000 and $0.79, respectively. See Provision for Income Taxes under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report" for further discussion.

(2) Results for 1995 include a one-time charge of $1,965,000 for purchased in-process research and development related to the acquisition of Nova. Without this one-time charge, the net income of $3,746,000 would have been $5,075,000 or $0.88 per share. See Note 3 of Notes to the Financial Statements.

(3) See Part II, Item 5 of this Report regarding the distributions of dividends to the Company's S corporation shareholders to cover certain of their income tax liabilities resulting from the Company's earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth below and elsewhere in this Form 10-K.

Overview

       Videonics  is a  designer  of  affordable,  high-quality,  digital  video post-production equipment. Videonics products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets. The company manufactures standalone and personal-computer-based hardware and software products that edit and mix raw video footage and add special effects and titles. Products include edit controllers, video and audio mixers, video processors, character generators, multimedia software, computer-based animation and video compositing systems, frame synchronizers, time base correctors, video format converters, transcoders, distribution amplifiers, routing switchers and audio/visual delay systems.

       In February 1994, the Company first shipped its Digital Video Mixer product, which significantly added to the capabilities and features of the Company's line of video post-production equipment and sold for more than twice the price of any of the Company's other then current products. In 1994, this product represented approximately 64% of revenues, and together with the Video TitleMaker 2000, also introduced in 1994, represented approximately 85% of revenues.

       In 1995, the Company continued to improve gross profit through volume related purchasing, improved manufacturing, and a lower proportional amount of OEM revenues. The Company began shipping its Edit Suite product in June 1995. In September 1995, the Company hired all the personnel, acquired substantially all the assets and certain liabilities of Nova, a manufacturer of video signal processing equipment in the broadcast market, and incurred a one time charge of $2.0 million, for purchased in-process research and development. In addition, in September of 1995, the Company hired the personnel and acquired substantially all the assets of Abbate, a developer of desktop video products.

       In 1996, the Company continued to diversify into the broadcast and desktop markets with the acquisition of the assets of KUB Systems, a developer of desktop digital video production equipment for the broadcast market. In addition, the Company made significant changes in the structure of its Research and Development department which included the addition of a new Vice President of R&D. The TitleMaker 3000 and the PowerScript Character Generator were introduced at the end of the third quarter of 1996 resulting in the first quarterly increase in revenues in five quarters. However, after shipping PowerScript to a wide base of customers, deficiencies in the user interface and certain signal timing issues in specific applications were discovered that made the product difficult to sell. A new version of the operating software was released in March of 1997, which improved the user interface and operating speed of the product. The signal timing issues will be addressed with the introduction of two additional higher priced versions of PowerScript targeted at higher end customers and expected to be introduced at the National Association of Broadcasters Show in April of 1997. Additional costs in Research and Development and Sales and Marketing related to the Company's diversification into the broadcast and desktop markets, combined with lower sales of the Company's older Videographer products, are expected to result in a loss for the first quarter of 1997, with results for the remainder of the year dependent on planned shipment and customer acceptance of new products.

Results of Operations

       The  following   table  sets  forth  certain  items  from  the  Company's
statements of income as a percentage of net revenues for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                            1996            1995          1994
                                            ----            ----          ----

Net revenues                               100.0%          100.0%        100.0%
Cost of revenues                            52.3            51.1          60.3
  Gross profit                              47.7            48.9          39.7
Operating expenses
  Research & development                    17.2             9.4           5.1
  Selling & marketing                       23.1            15.4          14.0
  General & administrative                   4.7             3.6           2.7
  Amortization of intangible assets          1.3             0.3            -
  Charge for purchased R&D                    -              5.8            -
                                            ----            ----          ----
  Total operating expenses                  46.3            34.5          21.8
                                            ----            ----          ----
     Operating income                        1.4            14.4          17.9
Other income (expense), net                  1.2             2.1          (0.4)
                                            ----            ----          ----
  Income before income taxes                 2.6            16.5          17.5
Provision for (benefit from)
  income taxes                               0.1             5.3          (1.5)
                                            ----            ----          ----
     Net income                              2.5            11.2          19.0
                                            ====            ====          ====


Comparison of Years Ended December 31, 1996 and 1995

       Net Revenues. Net revenues decreased 13% to $29.2 million in 1996, from $33.6 million in 1995. This decrease is primarily attributable to decreased sales of older Videographer products and the absence of new products during the first three quarters of the year, partially offset by the additional revenues of Nova Systems. International revenues for 1996 were $12.3 million or 42% of net revenues compared to $16.4 million or 49% of net revenues in 1995. The percentage decrease in international revenue in 1996 is due primarily to delays in the introduction of PowerScript and other new products in the international market.

       Gross Profit. Gross profit decreased 15% to $13.9 million in 1996 from $16.4 million in 1995. Gross profit, as a percentage of net revenues, decreased to 48% in 1996 from 49% in 1995. The percentage decrease in gross profit is principally attributable to spreading fixed manufacturing overhead, such as salaries and facilities costs, over lower revenues.

       Research and Development: Research and development expenses increased 60% to $5.0 million during 1996 compared to $3.1 million in 1995, and increased as a percentage of net revenues to 17% in 1996 from 9% in 1995. The increased expenses were primarily due to the Company's hiring of consultants and engineers in 1996, who are working on the development of the Company's new products. In addition, research and development expenses include the personnel of Nova and Abbate for the full 1996 year and the personnel of KUB Systems since June 1996. The Company anticipates that research and development expenses will continue to increase in absolute terms due to ongoing and future product development.

       Selling and Marketing. Selling and marketing expenses increased 30% to $6.7 million in 1996 compared to $5.2 million in 1995, and increased to 23% in 1996 compared to 15% in 1995, as a percentage of net revenues. This increase in selling and marketing expenses was primarily a result of increased personnel, advertising and promotional expenses as the Company diversifies into the broadcast and desktop markets.

       General and Administrative. General and administrative expenses increased 13% to $1.4 million in 1996 compared to $1.2 million in 1995, and increased to 5% in 1996 compared to 4% in 1995 as a percentage of net revenues. This increase was primarily due to the addition of personnel.

       Interest Income, net. Interest income decreased 51% to $361,000 in 1996 compared to $732,000 in 1995, primarily as a result of the Company's investment in tax exempt securities for the full year 1996 combined with a significantly lower average cash balance.

       Provision for Income Taxes. The Company's December 31, 1996 effective rate of 2% was below the 36% rate which the Company had utilized in calculating its tax provision for the first three quarters of 1996 and less than the 32% rate for 1995. The rate of 2% was primarily the result of higher than expected federal and state research credits on significantly increased research and development spending, and lower than expected 1996 taxable income.

       Factors That May Affect Future Results of Operations: The Company believes that in the future its results of operations could be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript.

       Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See "Business - Research and Development".

Comparison of Years Ended December 31, 1995 and 1994

       Net Revenues. Net revenues increased 7% from $31.5 million in 1994 to $33.6 million in 1995. This increase is primarily attributable to sales of the Edit Suite product beginning in June 1995 and the acquisition of Nova in September 1995. The increase was offset by the discontinuation of the Video Equalizer in January, decreased sales in certain older products, and lower OEM sales to Sony. International revenues for 1995 were $16.4 million or 49% of net revenues compared to $12.7 million or 40% of net revenues in 1994. The increase in international revenue in 1995 is due primarily to increased European and Asian sales. The Company expects that international revenues will continue to represent a significant portion of its net revenues.

       Gross Profit. Gross profit increased 31% to $16.4 million in 1995 from $12.5 million in 1994. Gross profit, as a percentage of net revenues, increased to 49% in 1995 from 40% in 1994. The percentage increase is principally attributable to purchasing and manufacturing efficiencies in 1995 over 1994 and the greater proportion of Videonics brand name products sold, which are typically at higher margins, when compared to OEM products.

       Research and Development. Research and development expenses increased 93% to $3.1 million during 1995 compared to $1.6 million in 1994, and increased as a percentage of net revenues to 9% in 1995 from 5% in 1994. The increased expenses were primarily due to the Company's hiring of consultants and additional hardware and software engineers in 1995, who are working on the development of the Company's new products. In addition, since September 1995, research and development expenses include the personnel of Nova and Abbate who were principally in engineering. The Company anticipates that research and development expenses will continue to increase in absolute terms due to ongoing and future product development.

       Selling and Marketing. Selling and marketing expenses increased 18% to $5.2 million in 1995 compared to $4.4 million in 1994, and increased to 15% in 1995 compared to 14% in 1994 as a percentage of net revenues. This increase in selling and marketing expenses as a percentage of net revenues was primarily a result of increased advertising and promotional expenses.

       General and Administrative. General and administrative expenses increased 39% to $1.2 million in 1995 compared to $866,000 in 1994, and increased 4% in 1995 compared to 3% in 1994 as a percentage of net revenues. This increase was substantially due to the additional reporting requirements and shareholder communications of a public company for all of 1995 and the addition of Nova's administrative expenses.

       Provision for Income Taxes. The Company's December 31, 1995 effective rate of 32% was below the 38% rate which the Company had utilized in calculating its tax provision for the first and second quarters of 1995 and used to calculate its 1994 pro forma taxes and pro forma net income. The rate of 32% was a result of lower than expected 1995 revenue, a higher percentage of foreign sales and an increased research and development credit due to the significant increase in research and development spending. See Comparison of Years Ended December 31, 1994 and 1993, "Provision for Income Taxes," for further discussion of 1994's recorded tax benefit. In 1994, if the Company had been taxed for the full year as a C corporation utilizing an effective tax rate of 38%, exclusive of all available Net Operating Loss carryforwards ("NOLs"), the Company's pro forma net income and pro forma net income per share would have been $3.4 million or $0.79 per share respectively.

       Interest Income. As a result of the equity raised in connection with its initial public stock offering in late 1994, the Company earned net interest income in 1995 of $732,000 compared to net interest expense of $106,000 in 1994.

Quarterly Results of Operations

       The following table sets forth certain quarterly financial information for the periods indicated. This information has been derived from unaudited financial statements that, in the opinion of management, have been prepared on the same basis as the audited information, and includes all normal recurring adjustments necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                   1996                                1995
                                     ----------------------------------   ------------------------------------
(in thousands, except                   Q1       Q2       Q3      Q4        Q1       Q2       Q3       Q4
  per share data)                       --       --       --      --        --       --       --       --

Net revenues                          $7,059   $7,055   $6,770   $8,311     $8,253  $8,505   $8,691   $8,112
Gross profit                           3,501    3,422    3,219   3,786       3,886   4,070    4,580    3,865
Operating income  (loss)                 604      236      (41)   (399)      1,665   1,955      284      907
Net income                               449      212       31      52       1,189   1,361      332      864
Net income per share                    0.08     0.04     0.01    0.01        0.21    0.24     0.06     0.15
Net income per share excluding
  charge for purchased R&D (1)          0.08     0.04     0.01    0.01        0.21    0.24     0.27     0.15
Shares used in computing per
  share amounts                        5,900    5,946    5,942   5,946       5,764   5,763    5,813    5,824

----------
(1) Results for the third quarter of 1995 include a one-time charge of $1,965,000 for purchased in-process research and development related to the acquisition of Nova. Without this one-time charge, net income for the third quarter of 1995 would have been $1,550,000 or $0.27 per share. See Note 3 of Notes to the Financial Statements.

       The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in the future. The fluctuation in revenues in the periods reflected above are attributable to various factors including the timing of new product introductions and shipments, variations in product mix sold, and private label sales. Particularly in 1996 and 1995, the Company's delay in the sales of previously announced new products had a significant effect on the Company's results of operations, and there can be no assurance that the Company will be able to introduce and timely sell new products on a basis which will avoid quarterly fluctuations in the future, or even that such new products will be successful in the marketplace.

       The Company typically operates with a small backlog. Therefore, quarterly revenues and operating results have generally depended on the volume and timing of orders received during the quarter. Backlog is not an accurate predictor of what the Company's revenues will be in future periods, and there can be no assurance that the Company will be profitable in any particular quarter.

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. At December 31, 1996, the Company's principal source of liquidity is cash and marketable securities of $8.0 million dollars.

       Operating Activities. In 1996, net cash used in operating activities was $1.4 million, resulting primarily from an increase in inventories of $3.2 million, an increase in prepaid and other current assets of $204,000, a decrease in the provision for excess and obsolete inventory of $240,000 offset by a profit of $744,000, depreciation and amortization of $1.2 million, and a decrease in accounts receivable of $428,000. Inventories increased primarily in anticipation of new product shipments and lower than expected shipments of new products in 1996. In 1995, net cash provided by operating activities was $339,000, resulting from a profit of $3.8 million, which included a non-cash charge of $2.0 million for purchased in-process research and development related to the Nova acquisition. In 1995, operating profit excluding the non-cash charge, was partially offset by an increase in accounts receivable of $1.7 million and an increase in inventories of $3.3 million. Receivables increased due to third and fourth quarter 1995 sales promotions with extended terms and inventories increased in anticipation of new product shipments. In 1994, cash provided by operating activities was $6.3 million, resulting from a profit of $6.0 million, depreciation of $587,000, and deferred taxes of $650,000 partially offset by a decrease in accounts payable amounting to $278,000.

       Investing Activities. Capital equipment expenditures in 1996, 1995 and 1994 were $1.3 million, $958,000, and $686,000 respectively, primarily for computers, software and engineering equipment used in research and development and other activities. The Company currently anticipates that additions to property and equipment will require capital expenditures of $1.5 million through the end of 1997. In 1996, the Company had net redemptions of $3.2 million of marketable securities. In May 1996, the Company acquired substantially all the assets and assumed certain liabilities of KUB Systems for $350,000 in cash. In 1995, the Company purchased $4.7 million of marketable securities and had no redemptions. In September 1995 the Company acquired substantially all the assets and certain liabilities of Nova for $5.0 million in cash, $4.0 million of which was paid at closing and $1.0 million through a promissory note payable in two installments of $500,000 each in March 1996 and September 1996, with accrued interest. There were no purchases or redemptions of marketable securities in 1994.

       Financing Activities. In 1996, the Company received $100,000 from the exercise of stock options under the Company's stock option plan. Additionally, the Company paid the $1.0 million promissory note issued in connection with the Nova acquisition. In 1995 the only cash generated from financing activities was $135,000 from the exercise of stock options under the Company's stock option plan. In March 1994, the Company borrowed $2.8 million under an unsecured bank note bearing interest at the prime rate. The note was guaranteed by two shareholders. Proceeds from the note were used to retire all shareholder loans plus accrued interest. In September 1994, the Company replaced the bank note with a $2.4 million bank line of credit secured by all the Company's assets, with $400,000 restricted to standby letters of credit. In the fourth quarter of 1994, the Company repaid the balance plus accrued interest outstanding under the line of credit agreement. The Company made distributions of $2.7 million to its S corporation shareholders in 1994 to cover certain of the income tax liabilities incurred by such shareholders with respect to the Company's earnings in 1994.

       The Company believes that its current cash and marketable securities, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1997.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Balance sheets of the Company as of December 31, 1996 and 1995 and statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                                VIDEONICS, INC.

                                     -----



                              FINANCIAL STATEMENTS

                  for the three years ended December 31, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Videonics, Inc.
Campbell, California

We have audited the accompanying consolidated balance sheets of Videonics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Videonics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                             /s/ COOPERS & LYBRAND L.L.P.


San Jose, California
January 31, 1997

                                 VIDEONICS, INC.
             CONSOLIDATED BALANCE SHEETS, December 31, 1996 and 1995
                                 (in thousands)
                             ASSETS
                                                                                         1996              1995
                                                                                      -----------       -----------
Current assets:
   Cash and cash equivalents                                                          $    6,538        $    7,287
   Marketable securities                                                                   1,500             4,708
   Accounts receivable, net                                                                3,406             3,824
   Inventories                                                                             9,309             5,561
   Deferred income taxes                                                                   1,299             1,410
   Prepaid income taxes                                                                    1,094               254
   Prepaids and other current assets                                                         493               284
                                                                                      -----------       -----------
           Total current assets                                                           23,639            23,328

Property and equipment, net                                                                2,037             1,350
Other assets                                                                                  14                11
Intangible assets, net                                                                     2,268             2,661
                                                                                      -----------       -----------
              Total assets                                                            $   27,958        $   27,350
                                                                                      ===========       ===========
                          LIABILITIES

Current liabilities:
   Notes payable                                                                      $        -        $    1,000
   Accounts payable                                                                        1,090             1,226
   Accrued expenses                                                                        1,137               975
                                                                                      -----------       -----------
           Total current liabilities                                                       2,227             3,201
                                                                                      -----------       -----------
Commitments and contingencies (Note 7).

                      SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized:  10,000 shares in 1996 and 1995;
   Issued and outstanding:  None

Common stock, no par value:
   Authorized:  30,000 shares in 1996 and 1995
   Issued and outstanding:  5,705 shares in 1996 and 5,518
       shares in 1995
                                                                                           20,297            19,459
Retained earnings                                                                           5,434             4,690
                                                                                      -----------       -----------
           Total shareholders' equity                                                      25,731            24,149
                                                                                      -----------       -----------
              Total liabilities and shareholders' equity                               $   27,958        $   27,350
                                                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 VIDEONICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                                                                     Year Ended December 31,
                                                                            ---------------------------------------
                                                                                1996          1995          1994
                                                                            -----------   -----------   -----------
Net revenues                                                                $   29,195    $   33,561    $   31,498

Cost of revenues                                                                15,266        17,160        18,986
                                                                            -----------   -----------   -----------
        Gross profit                                                            13,929        16,401        12,512
                                                                            -----------   -----------   -----------
Operating expenses:
   Research and development                                                      5,027         3,138         1,624
   Selling and marketing                                                         6,741         5,181         4,395
   General and administrative                                                    1,367         1,208           866
   Amortization of intangible assets                                               393            98             -
   Charge for purchased in-process research and development                          -         1,965             -
                                                                            -----------   -----------   -----------
                                                                                13,528        11,590         6,885
                                                                            -----------   -----------   -----------
           Operating income                                                        401         4,811         5,627

Other income (expense):
   Interest, net                                                                   361           732          (106)
   Other                                                                             -             -             2
                                                                            -----------   -----------   -----------
           Income before income taxes                                              762         5,543         5,523

Provision for (benefit from) income taxes                                           18         1,797          (470)
                                                                            -----------   -----------   -----------

              Net income                                                    $      744    $    3,746    $    5,993
                                                                            ===========   ===========   ===========

Net income per share                                                        $     0.13    $     0.65    $     1.39
                                                                            ===========   ===========   ===========

Shares used in per share calculation                                             5,933    $    5,791         4,324
                                                                            ===========   ===========   ===========

Unaudited pro forma information (Note 2):
   Pro forma income before income taxes                                                                 $    5,523
   Pro forma provision for income taxes                                                                      1,218
                                                                                                        -----------
           Pro forma net income                                                                         $    4,305
                                                                                                        ===========

Pro forma net income per share                                                                          $     1.00
                                                                                                        ===========

Pro forma shares used in per share calculation                                                               4,324
                                                                                                        ===========

   The accompanying notes are an integral part of these financial statements.

                                 VIDEONICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            for the three years in the period ended December 31, 1996
                      (in thousands, except per share data)




                                                                    Common Stock        Retained
                                                               ----------------------   Earnings     Shareholders'
                                                                 Shares     Amount      (Deficit)       Equity
                                                               --------   -----------   ----------    -----------
Balances, December 31, 1993                                      3,748    $    2,599     $ (2,385)    $      214
   Payment of cash dividends to shareholders ($.711
       per share)                                                                          (2,664)        (2,664)
   Issuance of common stock from exercise of options                 3             2                           2
   Public offering of common stock, net of issuance
       costs                                                     1,600        15,848                      15,848
   Amortization of deferred compensation                                          10                          10
   Net income                                                                               5,993          5,993
                                                               --------   -----------   ----------    -----------
Balances, December 31, 1994                                      5,351        18,459          944         19,403
   Issuance of common stock from exercise of options               167           135                         135
   Amortization of deferred compensation                                          48                          48
   Tax benefit from exercise of nonqualified stock
       options                                                                   817                         817
   Net income                                                                               3,746          3,746
                                                               --------   -----------   ----------    -----------
Balances, December 31, 1995                                      5,518        19,459        4,690         24,149
   Issuance of common stock from exercise of options               187           100                         100
   Amortization of deferred compensation                                          48                          48
   Tax benefit from exercise of nonqualified stock                               690                         690
       options                                                                                744            744
                                                               --------   -----------   ----------    -----------

Balances, December 31, 1996                                      5,705    $   20,297    $   5,434     $   25,731
                                                               ========   ===========   ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                                       30


                                 VIDEONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                      Year Ended December 31,
                                                                           --------------------------------------------
                                                                             1996              1995              1994
                                                                           --------          --------          --------
Cash flows from operating activities:
   Net income                                                              $    744          $  3,746          $  5,993
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
      Loss on disposal of property and equipment                                                                    102
      Depreciation and amortization                                           1,190               788               587
      Provision for doubtful accounts                                           (10)               28               155
      Provision for excess and obsolete inventories                            (240)              336               469
      Charge for purchased in-process research and development                                  1,965
      Deferred income taxes                                                     111              (760)             (650)
      Changes in assets and liabilities:
        Accounts receivable                                                     428            (1,713)              (96)
        Inventories                                                          (3,232)           (3,305)              (65)
        Prepaid income taxes                                                   (150)              563
        Prepaids and other current assets                                      (203)              (37)               24
        Other                                                                    (3)               12                 5
        Accounts payable                                                       (136)             (690)             (278)
        Accrued expenses                                                         97              (594)               94
                                                                           --------          --------          --------
           Net cash provided by (used in) operating activities               (1,404)              339             6,340
                                                                           --------          --------          --------

Cash flows from investing activities:
   Purchases of property and equipment                                       (1,303)             (958)             (986)
   Net cash paid in acquisition                                                (350)           (3,920)
   Purchases of marketable securities                                        (1,500)           (4,708)
   Proceeds from  marketable securities                                       4,708
   Acquisition of intangible assets                                                               (94)
                                                                           --------          --------          --------
           Net cash provided by (used in) investing activities                1,555            (9,680)             (986)
                                                                           --------          --------          --------

Cash flows from financing activities:
   Proceeds from issuance of loans payable to bank                                                                2,840
   Proceeds from issuance of common stock                                       100               135            15,850
   Repayments on note payable to bank                                                                            (2,840)
   Repayment on notes payable                                                (1,000)
   Repayments on notes payable to shareholders                                                                   (2,250)
   Dividend paid to shareholders                                                                                 (2,664)
                                                                           --------          --------          --------
           Net cash provided by (used in) financing activities                 (900)              135            10,936
                                                                           --------          --------          --------

Increase (decrease) in cash and cash equivalents                               (749)           (9,206)           16,290
Cash and cash equivalents at beginning of year                                7,287            16,493               203
                                                                           --------          --------          --------
Cash and cash equivalents at end of year                                   $  6,538          $  7,287          $ 16,493
                                                                           ========          ========          ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
      Interest                                                             $     31          $     16          $    719
      Income taxes                                                         $     44          $  1,924
Supplemental schedule of non-cash financing activities:
   Tax benefit from exercise of nonqualified stock options                 $    690          $    817

   The accompanying notes are an integral part of these financial statements.

                                 VIDEONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

 1.   Business:

      Videonics, Inc. (the Company) was incorporated on July 3, 1986. The Company is a designer of digital video post-production equipment. The Company's products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets. The Company manufactures standalone and personal-computer-based hardware and software products that edit and mix raw video footage, add special effects and titles, and process audio and video signals.

 2.   Summary of Significant Accounting Policies:

         Principles of Consolidation:

         The  consolidated   financial   statements   include  the  accounts  of
         Videonics, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition:

         The Company recognizes revenues from gross sales, less a provision for estimated future customer returns and exchanges, upon shipment of product.

         Research and Development Expenditures:

         Research and development expenditures are charged to operations as incurred.

         Advertising:

         The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs.

                                   Continued

                                 VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 2.   Summary of Significant Accounting Policies, continued:

         Advertising, continued:

         Advertising expense for the period ended December 31, 1996, 1995 and 1994 was $947,000, $502,000 and $447,000, respectively.

         Income Taxes:

         Prior to an initial public offering on December 15, 1994, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company was not subject to corporate federal taxation. The Company was subject only to a 1.5% state surcharge tax. Accordingly, no provision for taxes on income earned through December 15, 1994 had been made, except for the state surcharge, because the remaining taxes are the obligation of the shareholders.

         Upon conversion to a C corporation on December 15, 1994, the Company received a one-time tax benefit of $650,000 (see Note 8). In addition, for the period December 16 through December 31, 1994, the Company was taxed as a C corporation, and a current tax provision utilizing statutory rates is accordingly reflected for this period. The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Cash and Equivalents:

         Cash equivalents consist of highly liquid investments with original maturities at time of purchase of three months or less.

         Marketable Securities:

         Marketable securities are classified as available-for-sale and therefore are carried at fair value. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of shareholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

         Inventories:

         Inventories   are  stated  at  the  lower  of   standard   cost  (which
         approximates actual cost on a first-in, first-out basis) or market.

                                    Continued

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 2.   Summary of Significant Accounting Policies, continued:

         Property and Equipment:

         Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or the estimated useful life of the asset.

         Goodwill and Intangible Assets:

         Capitalized   purchased   technology   and  goodwill   relating  to  an
         acquisition (see Note 3) are amortized over a seven year life.

         Product Warranty:

         Since 1994, the Company warrants all parts and labor on domestic sales for two years. The Company provides for the estimated cost to repair or replace these products at the time of sale.

         Concentrations of Credit Risk:

         Financial   instruments  that   potentially   subject  the  Company  to
         significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

         The Company maintains its cash and cash equivalents with financial institutions located in California and in high grade commercial paper with original maturities of less than three months. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

         The Company's customer base is dispersed across many different geographic areas throughout the world and consists principally of distributors and dealers in the electronics industry. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company generally receives confirmed letters of credit or cash in advance of shipping to distributors located outside North America.

                                    Continued
                                       34

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 2.   Summary of Significant Accounting Policies, continued:

         Distributions to Shareholders:

         The  Company  made   dividend   distributions   to  its  S  corporation
         shareholders in 1994 to cover certain of the income tax liabilities incurred by such shareholders with respect to the Company's earnings. Since the above mentioned distribution to its S corporation shareholders, the Company has not declared or paid dividends on its common stock.

         Computation of Earnings Per Share:

         Net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common shares issuable upon exercise stock options (using the treasury stock method).

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock granted with exercise prices below the assumed initial public offering price per share during the twelve months preceding the date of the initial filing of the Registration Statement are included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

         Pro Forma Net Income Per Share:

         For 1994, pro forma net income and pro forma net income per share have been determined assuming the Company had been taxed as a C corporation for federal income tax purposes for all periods presented. Pro forma net income per share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding for the period. If Net Operating Loss carryforwards were not available for the year ending December 31, 1994, pro forma net income and pro forma net income per share would have been $3,424,000 and $0.79, respectively.

                                    Continued
                                       35

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 2.   Summary of Significant Accounting Policies, continued:

         Fair Value of Financial Instruments:

         Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere are based on quoted market prices for the same or similar instruments.

         Recent Accounting Pronouncement:

         During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share", (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.


 3.   Acquisition of Nova Systems:

      Effective September 7, 1995, the Company acquired substantially all the assets and certain liabilities of Nova Systems (Nova). Nova is a developer and manufacturer of video frame synchronizers, digital time base correctors and video signal processing equipment used for video and audio post production in the broadcast, cable, video presentation, and video conferencing markets. Under the terms of the acquisition, the Company agreed to pay Nova $4,000,000 in cash and $1,000,000 in a note payable due in two installments of $500,000 on March 7, 1996 and September 6, 1996, with accrued interest at a rate of 6% per annum. In accordance with the acquisition agreement, the purchase price is subject to certain adjustments. Adjustments have been established at $200,000 and are shown as a receivable from the seller and serve to reduce the purchase price. The acquisition has been accounted for as a purchase transaction and the results of operations of Nova have been included with those of the Company since September 7, 1995.

                                    Continued

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 3.   Acquisition of Nova Systems, continued:

      The purchase price consisted of (in thousands):

              Cash paid                             $    4,000
              Notes payable to seller                    1,000
              Receivable from seller                      (200)
                                                    -----------
                                                    $    4,800
                                                    -----------

      The purchase price was allocated to assets and liabilities acquired based on the underlying fair value of assets and liabilities as follows (in thousands):

              Cash                                  $       80
              Accounts receivable                          134
              Inventory                                    517
              Other assets                                  13
              Property and equipment                        35
              Intangible assets                          2,665
              Purchased research and development         1,965
              Accounts payable                            (247)
              Accrued expenses                            (362)
                                                    -----------
                                                    $    4,800
                                                    -----------

      Intangibles consist of purchased technology and goodwill of $2,443,000 and $222,000, respectively, which are being amortized over a period of seven years.

      The amount allocated to purchased in-process research and development totaling $1,965,000 was expensed on the acquisition date as the technology had not reached technological feasibility and had no alternative future use. Net of income taxes, this charge was equal to $0.23 per share.


                                   Continued
                                       37

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued

4.    Acquisition of KUB Systems:

      Effective May 24, 1996, the Company hired all the personnel and acquired certain assets and certain liabilities of KUB Systems (KUB). KUB is a developer and manufacturer of advanced digital video production equipment for the broadcast, post-production, and institution video production markets. Under the terms of acquisition, the Company paid KUB $350,000 in cash. The acquisition has been accounted for as a purchase transaction and the results of operations of KUB have been included with those of the Company since May 24, 1996, the date the purchase was consummated.

      The purchase price consisted of (in thousands):

               Cash  paid                           $    350


      The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

               Inventory                            $    276
               Other current assets                        6
               Property                                  133
               Accrued expenses                          (65)
                                                   ---------
                                                    $    350
                                                   ---------

 5.   Marketable Securities:

      At December 31, 1996 and 1995 marketable securities are stated at cost which approximate fair value. Marketable securities consist of municipal securities, which were held by one investment bank in 1996 and two investment banks in 1995. Interest rates in 1996 and 1995 were 4.0% per annum and 4.0% to 4.4% per annum, respectively. Balances at December 31, 1996 mature in February 1997. At December 31, 1996 and 1995, there were no realized gains or losses on disposals of marketable securities.

                                   Continued
                                       38

                                 VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 6.   Balance Sheet Detail:

      Accounts receivable comprise (in thousands):

                                                       December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------

     Trade accounts receivable                $     3,529       $     3,997
     Less allowance for doubtful accounts            (123)             (173)
                                              ------------      ------------
                                              $     3,406       $     3,824
                                              ============      ============

      Inventories comprise (in thousands):

                                                       December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------
      Raw materials                           $     6,210       $     3,659
      Work in process                               1,437             1,095
      Finished goods                                1,662               807
                                              ------------      ------------
                                              $     9,309       $     5,561
                                              ============      ============

      Property and equipment comprise (in thousands):

                                                       December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------
     Machinery and equipment                  $     3,013       $     2,068
     Furniture and fixtures                           126                58
     Leasehold improvements                           103                58
     Tooling                                        1,270             1,008
                                              ------------      ------------
                                                    4,512             3,192
     Less accumulated depreciation
       and amortization                            (2,475)           (1,842)
                                              ------------      ------------
                                              $     2,037       $     1,350
                                              ============      ============


                                   Continued
                                       39

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



 6.   Balance Sheet Detail, continued:

      Intangible assets comprise (in thousands):

                                                         December 31,
                                                -----------------------------
                                                    1996              1995
                                                -----------       -----------

     Purchased technology                       $    2,443        $    2,443
     Goodwill                                          316               316
                                                -----------       -----------

                                                     2,759             2,759
     Less accumulated amortization                    (491)              (98)
                                                -----------       -----------
                                                $    2,268        $    2,661
                                                ===========       ===========

      Accrued expenses comprise (in thousands):

                                                         December 31,
                                                -----------------------------
                                                    1996              1995
                                                -----------       -----------

     Accrued advertising                        $      137        $    107
     Accrued vacation                                  154             184
     Salaries payable                                  201             111
     Accrued acquisition reserve                       250             250
     Other accrued expenses                            395             323
                                                -----------       ----------
                                                $    1,137        $    975
                                                ===========       ==========
 7.   Commitments and Contingencies:

      The Company leases a building for its principal facility under an operating lease which expires in July 1999. The Company may cancel this lease as of April 1997. Under the terms of the lease, the Company is responsible for utilities, taxes, insurance and maintenance. At December 31, 1996, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

                1997                             $     380
                1998                                   345
                1999                                   153
                                                 ----------
                                                 $     878
                                                 ==========


                                   Continued
                                       40

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


7.    Commitments and Contingencies, continued:

      Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $396,000, $239,000 and $183,000, respectively.

      The Company has received communications from a third party patent holder asserting patent rights embracing certain of the Company's products. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


 8.   Income Taxes:

      As stated in Note 2, the Company was taxed as an S corporation through December 15, 1994, after which the Company converted to a C corporation and received a one-time tax benefit. The components of the provision for (benefit from) income taxes are as follows (in thousands):

                                       1996          1995            1994
                                    ---------      ----------      --------
        Current:
           Federal                  $   (110)      $   2,117       $   110
           State                          17             440            70
        Deferred:
           Federal                       239            (640)         (650)
           State                        (128)           (120)
                                    ---------      ----------      --------
                                    $     18       $   1,797       $  (470)
                                    =========      ==========      ========

                                   Continued
                                       41

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



 8.   Income Taxes, continued:

      The Company's effective tax rate on income before income tax differs from the U.S. federal statutory regular tax rate as follows:

                                                             1996          1995           1994
                                                           --------      ---------      ------------
Federal statutory income tax rate                             34.0%          34.0%          34.0%
State income tax rate, net of federal benefit                  5.7            5.3            1.0
Tax exempt interest                                          (13.4)          (1.6)
Foreign net operating loss                                     5.7
Federal and state tax credits                                (32.8)          (1.9)
Benefit of S corporation status through December
    15, 1994
                                                                                           (32.0)
Other                                                          3.2           (3.4)         (11.5)
                                                           --------      ---------      ---------
                                                               2.4%          32.4%         (8.5)%
                                                           ========      =========      =========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):


                                                      1996          1995
                                                    ---------     ---------

     Intangible assets                              $    848      $    728
     Inventory reserves                                  149           307
     Sales return reserves                                46            48
     Accounts receivable reserves                         49            65
     Depreciation                                         99            75
     Other accrued liabilities and reserves              108           187
                                                    ---------     ---------

                                                    $  1,299      $  1,410
                                                    =========     =========

                                   Continued
                                       42

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 9.   Shareholders' Equity:

      At December 31, 1996, the Company has reserved 1,000,000 shares of common stock for issuance under its 1996 Amended Stock Option Plan. In addition, the Company has reserved 900,000 shares of common stock for issuance under its 1987 Stock Option Plan which terminates, in accordance with its terms, on January 1, 1997. The Plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified incentive stock options to employees, officers and directors of the Company at prices not less than the fair market value of the Company's common stock. Options generally vest over a three-year period and are canceled 90 days after termination of employment.


      A summary of stock option activity follows:

                                                                    Outstanding Options
                                           Shares       ---------------------------------------------
                                         Available        Number       Exercise
                                         for Grant      of Shares       Price              Total
                                      -------------  -------------   -------------   ----------------


Balances, December 31, 1993                317,235        580,764     $.33-$1.67      $      266,351
   Options granted                        (112,200)       112,200     $2.00-$9.35            573,594
   Options canceled                         22,125        (22,125)    $.47-$4.33             (38,538)
   Options exercised                                       (3,249)       $.47                 (1,516)
                                      -------------  -------------                    ---------------
Balances, December 31, 1994                227,160        667,590     $.33-$9.35             799,891
   Options granted                         (92,450)        92,450    $11.75-$14.75         1,227,575
   Options canceled                          1,800         (1,800)   $1.67-$14.75            (10,788)
   Options exercised                                     (167,313)    $.33-$11.75           (135,244)
                                      -------------  -------------                    ---------------
Balances, December 31, 1995                136,510        590,927     $.33-$14.75          1,881,434
   Additional shares reserved            1,000,000
   Options granted                        (859,128)       859,128     $7.50-$9.00          6,752,363
   Options canceled                        147,958       (147,958)    $.47-$14.75         (1,413,857)
   Options exercised                                     (186,918)    $.33-$7.50            (100,468)
                                      -------------  -------------                    ---------------
Balances, December 31, 1996                425,340      1,115,179     $.33-$14.75          7,119,472
                                      =============  =============                    ===============

      At December 31, 1996, options to purchase 446,932 shares were exercisable.

      Compensation of approximately $114,000 has been attributed to stock options granted after March 1994 and prior to the sale of the Company's common stock in an initial public offering. The compensation is being recognized as a charge to income over the three-year vesting period commencing in October 1994.


                                   Continued
                                       43

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 9.   Shareholders' Equity, continued:

      The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the years ended December 31, 1996 and 1995 been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123 and been included in the Company's operations, the Company's net income and net income per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


                                                       1996            1995
                                                   ----------      ------------

      Net income - as reported                     $     744       $     3,746
                                                   ==========      ============
      Net income - pro forma                       $     126       $     3,625
                                                   ==========      ============
      Net income per share - as reported           $    0.13       $      0.65
                                                   ==========      ============
      Net income per share -  pro forma            $    0.02       $      0.63
                                                   ==========      ============

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions by subgroup:

                                              1996                     1995
                                         --------------          ---------------

      Risk-free interest rate              5.36%-6.36%              5.58%-7.25%
      Expected life                             3                        3
      Expected dividends                        -                        -
      Volatility                               0.75                    0.75

      The weighted average expected life was calculated based on the vesting period and the exercise behavior of the Company's employees. The risk-free interest rate was calculated in accordance with the grant date and estimated expected life.

                                   Continued
                                       44

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 9.   Shareholders' Equity, continued:

      The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:

                                                                         Options Currently
                            Options Outstanding                             Exercisable
  --------------------------------------------------------------       ----------------------
                                        Weighted
                                         Average        Weighted                     Weighted
                                        Remaining       Average                       Average
         Exercise         Number       Contractual      Exercise         Number      Exercise
          Price         Outstanding       Life            Price        Exercisable    Price
      ------------      -----------    -----------      --------       -----------   --------

      $0.33-$0.47           231,283       4.82           $0.46           231,283       $0.46
      $2.00-$4.50            47,600       7.41           $3.86            35,251       $3.83
      $7.50-$7.50           511,962       9.18           $7.50           115,725       $7.50
      $7.87-$9.00           263,334       9.30           $8.61            29,672       $8.80
      $9.35-$14.75           61,000       8.07           $11.36           35,001       $11.15



10.   Segment Information:

      The Company is engaged in a single industry segment encompassing the development and marketing of computer based video products. The Company markets and services its products in North America through its own direct sales organization and through sales representatives. The Company markets its products in foreign countries outside North America through distributors and its wholly owned subsidiary in Germany.

      The Company's German office is primarily a sales office. Revenue, income and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements.

                                   Continued
                                       45

                                VIDEONICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


10.   Segment Information, continued:

      Geographic net export sales information is shown below (in thousands):
                                                                            December 31,
                                                               -------------------------------------------
                                                                    1996           1995           1994
                                                               -------------  -------------  -------------
       Revenues from unaffiliated customers:
         United States                                         $     16,852   $     17,210   $     18,772
         Europe                                                       4,774          6,823          5,466
         Asia                                                         3,925          6,865          4,530
         Americas (excluding the United States)                       3,644          2,663          2,730
                                                               -------------  -------------  -------------
                                                               $     29,195   $     33,561   $     31,498
                                                               =============  =============  =============

      For the years ended December 31, 1996, 1995 and 1994, no one customer accounted for more than 10% of revenues during the periods. The Company has no significant assets in foreign countries.


11.   401(k) Plan:

      In August 1994, the Company adopted a 401(k) employee savings plan wherein the employee can contribute up to specified Internal Revenue Code limits and the Company matches, at a rate of 50%, the first $800 contributed by the employee. The employee's entitlement to the Company matching contributions is fully vested on the date of contribution. The Company at its sole discretion with the Board of Directors' approval can make incremental contributions. To date, the Company has not made discretionary contributions. The Company's matching contributions charged against income totaled approximately $52,000, $38,000 and $23,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Information concerning the directors and executive officers of the Company is set forth under the caption "Election of Directors" with respect to directors and under the caption "Management" with respect to executive officers, contained in the Company's Proxy Statement (the "Proxy Statement") relating to its 1997 Annual Meeting of Shareholders to be held on May 22, 1997 and is incorporated by reference into this Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(B) promulgated under the Securities Exchange Act of 1934. With the exception of the foregoing information and other information specifically incorporated by reference into this Report, the Proxy Statement is not being filed as a part hereof.

ITEM 11.        EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning the Common Stock beneficially owned by each director and executive officer of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of 5% of the outstanding Common Stock, is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information responsive to this item is incorporated herein by reference to the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

         The following financial statements are included in Item 8:

                  -        Report of Independent Accountants

                  -        Balance Sheets at December 31, 1996 and 1995

                  - Statements of Income for the Years Ended December 31, 1996, 1995, and 1994

                  - Statement of Shareholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

                  - Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

                  -        Notes to Financial Statements

                  2.       Financial Statement Schedules

         The following financial statement schedule is included in Item 14(d):


                  Schedule II -- Valuation and Qualifying Accounts


         Schedules other than the one listed above have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

                  3.       Exhibits

         Exhibit No.
         -----------

            *3.01 Amended and Restated Articles of Incorporation of Videonics, Inc., dated December 19, 1994.

            *3.02 Amended and Restated Bylaws of Videonics, Inc. as Adopted by the Board of Directors on October 27, 1994.

            *10.01         Lease,  dated July 6, 1994 between H-K Associates and
                           Videonics,   Inc.  at  1370  Dell  Avenue,  Campbell,
                           California.

             10.02         Lease,   dated  September  27,  1995  between  Canton
                           Gateway Office Park and Videonics, Inc. at 50 Albany Turnpike, Canton, Connecticut.

             10.03 Sublease, dated July 11, 1996 between Diba, Inc. and Videonics, Inc. at 270 Harbor Boulevard, Belmont, California.

            *10.04         Stock Option Plan, and related agreements.

           **10.05         S  corporation  Termination,   Tax  Allocation,   and
                           Indemnification Agreement, dated November 28, 1994, among Videonics, Inc. and certain shareholders.

           **10.06 Loan Agreement, dated September 30, 1994, between Videonics, Inc. and Cupertino National Bank.

           **10.07 Commercial Security Agreement, dated September 30, 1994, between Videonics, Inc. and Cupertino National Bank.

          ***10.08 Asset Purchase Agreement relating to the acquisition of Nova Systems, Inc., by Videonics, Inc., dated September 7, 1995.

         ****10.09         Asset Purchase  Agreement relating to the acquisition
                           of KUB Systems,  Inc., by Videonics,  Inc., dated May
                           24, 1996.

             10.10         Letter of Employment Agreement with Steve L. Peters.

             10.11 Promissory Note issued in connection with loan by Videonics, Inc. to Steve L. Peters.

             11.           Statement   Regarding   Computation   of  Per   Share
                           Earnings.

             23.1          Consent  of  Coopers  & Lybrand  L.L.P.,  Independent
                           Accountants.

         (b)      Reports on Form 8-K

       The Company filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 1996.

----------
*    Incorporated by reference to Registration Statement (No. 333-21003) on Form
     S-8.

** Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-85734) as declared effective by the Commission on December 15, 1994, and incorporated herein by reference.

*** Filed as an Exhibit to the Company's Current Report on Form 8-K dated September 7, 1995, and incorporated herein by reference.

**** Filed as an Exhibit to the Company's  Current Report on Form 8-K dated June
     6, 1996, and incorporated herein by reference.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 1997.

                                 VIDEONICS, INC.


By: /s/ Michael L. D'Addio                       By: /s/ James A. McNeill
   -----------------------                          ----------------------------
   Michael L. D'Addio                               James A. McNeill
   President and Chief                              Vice President of Finance,
   Executive Officer                                Chief Financial Officer and
                                                    Assistant Secretary


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Name and Signature                   Title                        Date
------------------------------       -----                        ----

s/ Michael L. D'Addio                Chairman of the Board,       March 18, 1997
---------------------                President and CEO
Michael L. D'Addio


/s/ Mark C. Hahn                     Vice President and Chief     March 18, 1997
------------------------------       Technical Officer
Mark C. Hahn


/s/ Carl E. Berg                     Director                     March 18, 1997
------------------------------
Carl E. Berg


/s/ N. William Jasper, Jr.           Director                     March 18, 1997
------------------------------
N. William Jasper, Jr.


                                                VIDEONICS, INC.

                             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                                                      Page in
                                                                                                     Form 10-K

Financial statements:

         Report of Independent Accountants.............................................................. 27

         Balance Sheets ................................................................................ 28

         Statements of Income .......................................................................... 29

         Statements of Shareholders' Equity............................................................. 30

         Consolidated Statements of Cash Flows.......................................................... 31

         Notes to Financial Statements.................................................................. 32

Schedules:
                     Report of Independent Accountants.................................................. 53

         II          Valuation and Qualifying Accounts.................................................. 54

                     Schedules not listed above have been omitted because the information required to be set forth therein is not required or is shown in the financial statements or notes thereto.

Exhibits:

         10.02       Lease, dated September 27, 1995 between Canton Gateway
                     Office Park and Videonics, Inc. at 50 Albany Turnpike, Canton, Connecticut......... __

         10.03       Sublease, dated July 11, 1996 between Diba, Inc. and Videonics, Inc.
                     at 270 Harbor Boulevard, Belmont, California....................................... __

         10.10       Letter of Employment Agreement with Steve L. Peters................................ __

         10.11       Promissory Note issued in connection with loan by Videonics, Inc. to
                     Steve L. Peters.................................................................... __

         11.         Statement Regarding Computation of Earnings Per Share.............................. __

         23.1        Consent of Coopers & Lybrand L.L.P., Independent Accountants....................... __


                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                   INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE


Our report on the financial statements of Videonics, Inc. and subsidiaries is included on page 27 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                             /s/ COOPERS & LYBRAND L.L.P.
                                             -----------------------------------
                                                 COOPERS & LYBRAND L.L.P.

San Jose, California
January 31, 1997



                                                VIDEONICS, INC.
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       Valuation and Qualifying Accounts

                                                (in thousands)

                                                Balance at        Charged to                         Balance
                                                 Beginning         Costs and                        at End of
Description                                      of Period         Expenses        Deductions        Period
-----------                                      ---------         --------        ----------        ------

Year ended December 31, 1996
   Allowance for doubtful accounts:                 $173            $(10)             $ 40           $ 123

Year ended December 31, 1995
   Allowance for doubtful accounts:                 $150            $ 28              $ (5)          $ 173

Year ended December 31, 1994
   Allowance for doubtful accounts:                 $ 50            $155              $(55)          $ 150





       Directors and Officers


       Board of Directors                           Officers

         Michael L. D'Addio                         Jack M. Aiello
         President, Chief Executive Officer         Vice President of Customer Relations
         and Chairman of the Board
                                                    Jeffrey A. Burt
         Carl E. Berg                               Vice President of Operations
         Private investor, member of the
         board of directors of Integrated           Michael L. D'Addio
         Device Technology, Valence                 President, Chief Executive Officer
         Technology, and Systems Integrated         and Chairman of the Board
         Research
                                                    James Francis
         Mark C. Hahn                               Executive Vice President of Sales and
         Vice President, Chief Technical            Marketing
         Officer and Secretary
                                                    Mark C. Hahn
         N. William Jasper, Jr.                     Vice President, Chief Technical
         President and Chief Operating              Officer and Secretary
         Officer of Dolby Laboratories, Inc.
                                                    Tom Herrmann
         Committees of the Board                    Vice President of International Sales

         AUDIT & COMPENSATION                       Wojciech Majewski
                                                    Vice President of Business Development
         Carl E. Berg
         N. William Jasper, Jr.                     James A. McNeill
                                                    Vice President of Finance, Chief
                                                    Financial Officer and Assistant
                                                    Secretary

                                                    David O'Kelly
                                                    Vice President of Domestic Sales

                                                    Steve Peters
                                                    Vice President of Research
                                                    and Development

Shareholder Information


Annual Meeting
The Videonics, Inc. annual shareholders' meeting will be held on May 22, 1997.

Shareholder Information
Videonics' Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market System under the symbol "VDNX." Copies of Videonics' Report on Form 10-K for the fiscal year ended December 31, 1996 (incorporated in full in this Annual Report) and additional copies of this Annual Report may be obtained without charge upon written request from:

              Videonics, Inc.
              Investor Relations
              1370 Dell Ave
              Campbell, California 95008
              Tel: 408-866-8300
              Fax: 408-866-4859

Transfer Agent and Registrar
              Boston EquiServe
              150 Royall Street
              Canton, MA 02021

Independent Accountants
              Coopers & Lybrand L.L.P., San Jose, California

Independent Counsel
              Wise & Shepard L.L.P., Palo Alto, California

Corporate Headquarters
              Videonics, Inc.
              1370 Dell Ave
              Campbell, California 95008
              Tel: 408-866-8300

                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                   ITEM 14(c)

                                    EXHIBITS