Form 10-Q
period 1997-03-31
VIDEONICS INC
filed 1997-05-13
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                       or

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


                   1370 Dell Ave, Campbell, California 95008
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (408) 866-8300



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of April, 30, 1997, there were 5,735,045 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 12 pages, of which this is page 1. The exhibit index is located on page 10 of this report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Quarter Ended
                                                                 March 31,
                                                               ---------------
                                                               1997       1996
                                                               ----       ----

Net revenues                                                  $ 4,501    $ 7,059

Cost of revenues                                                3,542      3,558
                                                              -------    -------
            Gross profit                                          959      3,501
                                                              -------    -------

Operating expenses:
   Research and development                                     1,983      1,120
   Selling and marketing                                        1,786      1,429
   General and administrative                                     599        249
   Amortization of intangible assets                               99         99
                                                              -------    -------
                                                                4,467      2,897
                                                              -------    -------
               Operating income (loss)                         (3,508)       604

Other income, net                                                  91         98
                                                              -------    -------
            Income (loss) before income taxes                  (3,417)       702

Provision for (benefit from) income taxes                      (1,005)       253
                                                              -------    -------

               Net income (loss)                              $(2,412)   $   449
                                                              =======    =======

Net income (loss) per share                                   $ (0.42)   $  0.08
                                                              =======    =======

Weighted average shares outstanding                             5,730      5,900
                                                              =======    =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                         March 31, December  31,
                           ASSETS                          1997        1996
                                                          ------       -----
                                                        (unaudited)
Current assets:
   Cash and cash equivalents                               $ 6,287   $ 6,538
   Marketable securities                                      --       1,500
   Accounts receivable, net                                  1,814     3,406
   Inventories                                              10,181     9,309
   Deferred income taxes                                     1,299     1,299
   Recoverable income taxes                                  1,604     1,094
   Prepaids and other current assets                           405       493
                                                           -------   -------
            Total current assets                            21,590    23,639

Property and equipment, net                                  2,144     2,037
Other assets                                                   266        14
Intangible assets, net                                       2,168     2,268
                                                           -------   -------

               Total assets                                $26,168   $27,958
                                                           =======   =======

                        LIABILITIES

Current liabilities:
   Accounts payable                                        $ 1,434   $ 1,090
   Accrued expenses                                          1,357     1,137
                                                           -------   -------
            Total current liabilities                        2,791     2,227
                                                           -------   -------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,735 shares at
      March 31, 1997 and 5,705 shares at
      December 31, 1996                                     20,355    20,297

Retained earnings                                            3,022     5,434
                                                           -------   -------
            Total shareholders' equity                      23,377    25,731
                                                           -------   -------

               Total liabilities and shareholders' equity  $26,168   $27,958
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


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Quarter Ended
                                                                     March 31,
                                                                 ----------------
                                                                 1997        1996
                                                                 ----        ----
Cash flows from operating activities:
          Net cash used in operating activities                  (1,343)       (30)
                                                                -------    -------

Cash flows from investing activities:
   Purchase of property and equipment                              (454)      (199)
   Purchases of marketable securities                              --       (3,508)
   Proceeds from marketable securities                            1,500      3,508
                                                                -------    -------
          Net cash provided by (used in) investing activities     1,046       (199)
                                                                -------    -------

Cash flows from financing activities:

   Repayment of note payable                                       --         (500)
   Proceeds from issuance of common stock                            46         18
                                                                -------    -------
          Net cash provided by (used in) financing activities        46       (482)
                                                                -------    -------

Decrease in cash and cash equivalents                              (251)      (711)

Cash and cash equivalents at beginning of year                    6,538      7,287
                                                                -------    -------

Cash and cash equivalents at end of quarter                     $ 6,287    $ 6,576
                                                                =======    =======


                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at March 31, 1997 and for the three month period then ended are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for this three month period ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997, or any future interim period.

2.       Inventories comprise (in thousands):

                                             March 31,        December 31,
                                               1997               1996
                                               ----               ----
                                            (unaudited)

            Raw materials                     $ 6,405              $6,210
            Work in process                     1,443               1,437
            Finished goods                      2,333               1,662
                                              -------              ------
                                              $10,181              $9,309
                                              =======              ======

3.       Acquisition of KUB Systems:

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

         The purchase price consisted of (in thousands):

                  Cash paid                               $350

         The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

                  Inventory                                276
                  Other assets                               6
                  Property and equipment                   133
                  Accrued expenses                         (65)
                                                          ----
                                                          $350
                                                          ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth in this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's other public filings.

Results of Operations

       Net Revenues. Net revenues decreased approximately 36% from $7.1 million in the first quarter of 1996 to $4.5 million in the first quarter of 1997. The decrease is primarily attributable to decreased sales of older Videographer products, a delay in shipments under a Nova OEM contract, slower than expected acceptance of PowerScript in the Broadcast channels, a delay in the introduction of new products to the international markets and the cancellation of an OEM contract which resulted in a one-time adjustment of $335,000.

       Gross Profit. Gross profit decreased approximately 73% from $3.5 million in the first quarter of 1996 to $959,000 in the first quarter of 1997. Gross profit, as a percentage of net revenues, decreased to approximately 21% in the first quarter of 1997 from approximately 50% for the first quarter of 1996. The percentage decrease is principally attributable to the higher material costs associated with new product shipments, manufacturing costs spread over lower revenue, and adjustments totaling $733,000 to inventory reserves for components rendered obsolete by product revisions and to warranty reserves for new product hardware updates.

       Research and Development. Research and development expenses increased 77% to $2.0 million during the first quarter of 1997 compared to $1.1 million in the first quarter of 1996, related primarily to the addition of KUB Systems' personnel and associated product development expenses since May 1996, as well as increases in various categories related to the large number of new products that the Company is developing.

       Selling and Marketing. Selling and marketing expenses increased approximately 25% to $1.8 million in the first quarter of 1997 compared to $1.4 million in the first quarter of 1996. As a percentage of net revenues, these expenses increased to 40% in the first quarter of 1997 compared to 20% in the first quarter of 1996. The increase is related primarily to expenses to support the DeskTop and Broadcast markets, and to support the new German sales office.

       General and Administrative. General and administrative expenses increased approximately 141% to $599,000 in the first quarter of 1997 compared to $249,000 in the first quarter of 1996. As a percentage of net revenues, these expenses increased to 13% in the first quarter of 1997 compared to 4% in the first quarter of 1996. The increase relates to the addition of KUB Systems' personnel and expenses and a charge of $263,000 to bad debt reserves for specific accounts.

         Interest Income. Interest income decreased 7% to $91,000 in the first quarter of 1997, compared to $98,000 in the first quarter of 1996. This decrease is due to a switch from tax free investments to taxable investments beginning in January 1997 combined with lower cash available for investment.

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

       Due primarily to the factors noted above, the Company has already experienced substantial volatility in its operations. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1996 Form 10-K section entitled "Business - Research and Development".

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. As of March 31, 1997 the Company had $6.3 million of cash and cash equivalents.

       Net cash used by operations was $1.3 million for the first quarter of 1997 compared to net cash used in operations of $30,000 for the same period last year. The decrease in cash from operating activities during the first quarter of 1997 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories, and depreciation and amortization, an increase in inventories, offset partially by a decrease in receivables. The use of cash in operating activities during the first quarter of 1996 was primarily due to an increase in inventories, partially offset by net income before depreciation and amortization and by a decrease in receivables. Net cash provided by investing activities for the first quarter of 1997 was $1.0 million, primarily due to the sale of marketable securities offset partially by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities was $46,000, due entirely to the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan. Net cash used in financing activities during the first quarter of 1996 was $482,000, due to a $500,000 payment on a note issued in connection with the Nova acquisition, offset partially by the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan.

       The Company believes that the net proceeds from its initial public offering, together with its operating cash flows will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1997.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.    Description of Document
         -----------    -----------------------

         11             Statement of Computation of Earnings Per Share

         27             Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                VIDEONICS, INC.
                                             --------------------
                                                  Registrant


                                                  May 8, 1997
                                             --------------------
                                                     Date


                                             /s/ James A. McNeill
                                             --------------------
                                                James A. McNeill
                                           Vice President of Finance,
                                           Chief Financial Officer and
                                               Assistant Secretary
                                          (Principal Accounting Officer
                                             and Authorized Signer)

                                INDEX OF EXHIBITS



Exhibits:

         11.         Statement of Computation of Earnings Per Share........ 11

         27.         Financial Data Schedule............................... 12