Form 10-Q
period 1997-06-30
VIDEONICS INC
filed 1997-08-06
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                       or

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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of July, 31, 1997, there were 5,736,295 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 13 pages, of which this is page 1. The exhibit index is located on page 11 of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Quarter Ended                       Six Months Ended
                                                           June 30,                              June 30,
                                                    ------------------------             -----------------------
                                                    1997                1996             1997               1996
                                                    ----                ----             ----               ----

Net revenues                                       $ 5,467            $ 7,055           $ 9,968            $14,114

Cost of revenues                                     3,177              3,633             6,719              7,191
                                                   -------            -------           -------            -------
         Gross profit                                2,290              3,422             3,249              6,923
                                                   -------            -------           -------            -------

Operating expenses:
   Research and development                          1,607              1,120             3,590              2,240
   Selling and marketing                             1,925              1,631             3,711              3,060
   General and administrative                          407                337             1,006                586
   Amortization of intangibles                          98                 98               197                197
                                                   -------            -------           -------            -------
                                                     4,037              3,186             8,504              6,083
                                                   -------            -------           -------            -------
         Operating income (loss)                    (1,747)               236            (5,255)               840
                                                   -------            -------           -------            -------
Other income, net                                       78                 96               169                194
                                                   -------            -------           -------            -------
         Income (loss) before income taxes          (1,669)               332            (5,086)             1,034

Provision for (benefit from) income taxes             (448)               120            (1,453)               373
                                                   -------            -------           -------            -------

         Net income (loss)                         $(1,221)           $   212           $(3,633)           $   661
                                                   =======            =======           =======            =======

Net income (loss) per share                        $ (0.21)           $  0.04           $ (0.63)           $  0.11
                                                   =======            =======           =======            =======

Weighted average shares outstanding                  5,736              5,946             5,733              5,923
                                                   =======            =======           =======            =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                       June 30,     December 31,
                           ASSETS                        1997           1996
                                                        ------          -----
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                            $ 4,497       $ 6,538
   Marketable securities                                   --           1,500
   Accounts receivable, net                               2,161         3,406
   Inventories                                            9,823         9,309
   Deferred income taxes                                  1,299         1,299
   Recoverable income taxes                               2,131         1,094
   Prepaids and other current assets                        334           493
                                                        -------       -------
       Total current assets                              20,495        23,639

Property and equipment, net                               2,087         2,037
Other assets                                                266            14
Intangible assets, net                                    2,070         2,268
                                                        -------       -------

          Total assets                                  $24,668       $27,958
                                                        =======       =======

                        LIABILITIES

Current liabilities:
   Accounts payable                                     $   929       $ 1,090
   Accrued expenses                                       1,496         1,137
                                                        -------       -------
       Total current liabilities                          2,425         2,227
                                                        -------       -------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,736 shares at
      June 30, 1997 and 5,705 shares at
      December 31, 1996                                  20,442        20,297

Retained earnings                                         1,801         5,434
                                                        -------       -------
       Total shareholders' equity                        22,243        25,731
                                                        -------       -------

          Total liabilities and shareholders' equity    $24,668       $27,958
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


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             ------------------------
                                                                                             1997                1996
                                                                                             ----                ----
Cash flows from operating activities:
          Net cash provided by (used in) operating activities                              (2,914)                698
                                                                                         ---------            -------

Cash flows from investing activities:
   Purchase of property and equipment                                                        (674)               (567)
   Net cash paid in acquisition                                                                 -                (350)
   Purchases of marketable securities                                                           -              (3,508)
   Proceeds from sales of marketable securities                                             1,500               4,708
                                                                                         ---------            -------
          Net cash provided by investing activities                                           826                 283
                                                                                         ---------            -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                      47                  30
   Repayments on notes payable                                                                  -                (500)
                                                                                         ---------            -------
          Net cash provided by (used in) financing activities                                  47                (470)
                                                                                         ---------            -------

Increase (decrease) in cash and cash equivalents                                           (2,041)                511

Cash and cash equivalents at beginning of year                                              6,538               7,287
                                                                                         ---------            -------

Cash and cash equivalents at end of period                                                 $4,497              $7,798
                                                                                         =========            =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at June 30, 1997 and for the six month period then ended are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for this six month period ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997, or any future interim period.

2.       Inventories comprise (in thousands):

                                           June 30,         December 31,
                                             1997              1996
                                           --------         ------------
                                          (unaudited)

            Raw materials                  $ 6,294              $6,210
            Work in process                  1,110               1,437
            Finished goods                   2,419               1,662
                                           -------             -------
                                           $ 9,823              $9,309
                                           =======              ======

3.       Acquisitions:

         Acquisition of KUB Systems:

         Effective May 24, 1996, the Company hired all the personnel and acquired certain assets and certain liabilities of KUB Systems ("KUB"). KUB was a developer and manufacturer of advanced digital video production equipment for the broadcast, post-production, and institutional video production markets. Under the terms of the acquisition, the Company paid KUB $350,000 in cash. The acquisition has been accounted for as a purchase transaction and the results of operations of KUB have been included with those of the Company since May 24, 1996, the date the purchase was consummated.

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

Results of Operations

         Net Revenues. Net revenues decreased approximately 23% in the second quarter of 1997 compared to the second quarter of 1996 and 29% in the first six months of 1997 compared to the first six months of 1996. The decrease is primarily attributable to decreased sales of older Videographer products, slower than expected acceptance of PowerScript in the Broadcast channels, a delay in the introduction of new products to the domestic and international markets, and reduced revenues from a Nova OEM contract which was cancelled in the second quarter of 1997.

         Gross Profit. Gross profit decreased approximately 33% in the second quarter of 1997 compared to the second quarter of 1996 and 53% in the first six months of 1997 compared to the first six months of 1996. Gross profit, as a percentage of net revenues, decreased to approximately 42% in the second quarter and to 33% in the first six months of 1997 compared to approximately 49% for both the second quarter and first six months of 1996. The percentage decrease is principally attributable to the higher material costs associated with new product shipments and manufacturing costs spread over lower revenue. Adjustments totaling $733,000 to inventory reserves for components rendered obsolete by product revisions and to warranty reserves for new product hardware updates were made in the first quarter of 1997.

         Research and Development. Research and development expenses increased 44% and 60%, respectively, between the quarterly and six month comparison periods in fiscal years 1996 and 1997 and increased as a percentage of net revenues. The increased expenses were primarily due to the addition of KUB Systems' personnel and associated product development expenses since May 1996, as well as increases in various categories related to the large number of new products that the Company is developing.

         Selling and Marketing. Selling and marketing expenses increased 18% between the second quarter of 1997 and the second quarter of 1996 and 21% between the first six month of 1997 and the first six months of 1996. The increase is related primarily to expenses to support the DeskTop and Broadcast markets and the Company's new German sales office.

         General and Administrative. General and administrative expenses increased 21% between the quarterly comparison periods and increased 72% between the six month comparison periods in fiscal years 1996 and 1997. The increase relates primarily to the addition of the KUB Systems' personnel and expenses and a first quarter charge of $263,000 to bad debt reserves for specific accounts.

         Interest Income, net. Interest income decreased 19% to $78,000 in the second quarter of 1997 compared to $96,000 in the second quarter of 1996 and decreased 13% for the six month comparison periods from $194,000 to $169,000. This decrease is primarily due to lower cash available for investment.

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

Liquidity and Capital Resources

         From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. As of June 30, 1997, the Company had $4.5 million of cash and cash equivalents.

         Net cash used by operations was $2.9 million for the first six months ended June 30, 1997 compared to net cash provided by operations of $698,000 for the same period last year. The decrease in cash from operating activities during the first six months ended June 30, 1997 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories, and depreciation and amortization, an increase in inventories, an increase in recoverable income taxes, offset partially by a decrease in receivables. The cash provided by operating activities during the first six months of 1996 was primarily due to net income before depreciation and amortization and a decrease in receivables partially offset by an increase in inventories. Net cash provided by investing activities for the first six months ended June 30, 1997 was $826,000, primarily due to the sale of marketable securities offset partially by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities for the first six months of 1996 was $283,000, primarily due to the sale of marketable securities offset partially by the acquisition of property and equipment and the acquisition of KUB. Net cash provided by financing activities during the first six months of 1997 was $47,000, due entirely to the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan. Net cash used in financing activities during the first six months of 1996 was $470,000, due to a $500,000 payment on a note issued in connection with the Nova acquisition, offset partially by the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan.

         The Company believes that its cash balances, together with its operating cash flows will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of 1997.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on May 22, 1997, the following persons were elected to the Board of Directors:

                                                               Votes
                             Affirmative           -----------------------------
                                Votes              Withheld           Abstained
                                -----              --------           ---------

Michael L. D'Addio            5,514,797             42,315                0
Mark C. Hahn                  5,514,997             42,115                0
Carl E. Berg                  5,514,997             42,115                0
N. William Jasper, Jr.        5,514,997             42,115                0

There were 5,557,112 shares of Common Stock represented at the meeting.


The following proposals were approved at the Company's Annual Meeting:

                                                                   Votes
                                       Affirmative         ---------------------
                                          Votes            Against     Abstained
                                          -----            -------     ---------
To ratify the appointment of
Coopers & Lybrand L.L.P.
as the independent accountants
of the Company for the fiscal
year ending December 31, 1997           5,538,442           9,370        9,300


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit No.       Description of Document
           -----------       ------------------------

           11                Statement of Computation of Earnings Per Share

           27                Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                                                   VIDEONICS, INC.
                                                 --------------------
                                                     Registrant


                                                   August 6, 1997
                                                 --------------------
                                                        Date


                                       By:  /s/  James A. McNeill
                                            -------------------------
                                                   James A. McNeill
                                              Vice President of Finance,
                                              Chief Financial Officer and
                                                  Assistant Secretary
                                             (Principal Accounting Officer
                                                and Authorized Signer)

                                INDEX OF EXHIBITS



Exhibits:

         11          Computation of Earnings Per Share..............  12

         27          Financial Data Schedule........................  13