Form 10-Q/A
period 1997-06-30
VIDEONICS INC
filed 1997-08-19
CIK 932113

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ______________

                                   FORM 10-Q/A

                     AMENDMENT TO FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                           COMMISSION FILE NO. 0-25036

                    Filed pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                                  _____________

                                 VIDEONICS, INC.
                                1370 Dell Avenue
                           Campbell, California 95008
                                 (408) 866-8300

                                 Amendment No. 1

         The purpose of this amendment is to correct an error in the Videonics, Inc. Condensed Balance Sheets filed on August 6, 1997 with the Form 10-Q for the quarterly period ended June 30, 1997. Specifically, total current assets for the period ended June 30, 1997 should be 20,245,000 not 20,495,000 as previously reported.


                          ____________________________

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIDEONICS, INC.


Date:  August 19, 1997                    /s/ James A. McNeill
                                          -------------------------------
                                          JAMES A. MCNEILL
                                          Vice President of Finance,
                                          Chief Financial Officer and
                                          Assistant Secretary
                                          (Principal Accounting Officer and
                                          Authorized Signer)