Form 10-Q
period 1997-09-30
VIDEONICS INC
filed 1997-11-13
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                       or

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


       As of October, 31, 1997, there were 5,765,299 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 12 pages, of which this is page 1. The exhibit index is located on page 10 of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 VIDEONICS, INC.
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                              Quarter Ended                          Nine Months Ended
                                              September 30,                           September 30,
                                         ------------------------                -----------------------
                                         1997                1996                1997               1996
                                         ----                ----                ----               ----

Net revenues                             $5,360             $6,770             $15,328             $20,884

Cost of revenues                          2,916              3,551               9,635              10,742
                                       ---------         ----------            --------            -------
         Gross profit                     2,444              3,219               5,693              10,142
                                       ---------         ----------            --------            -------

Operating expenses:
   Research and development               1,615              1,260               5,205               3,500
   Selling and marketing                  2,097              1,550               5,808               4,610
   General and administrative               341                352               1,347                 938
   Amortization of intangibles               98                 98                 295                 295
                                       ---------         ----------            --------            -------
                                          4,151              3,260              12,655               9,343
                                       ---------         ----------            --------            -------
         Operating income (loss)         (1,707)               (41)             (6,962)                799
                                       ---------         ----------            --------            -------

Other income, net                            69                 89                 238                 283
                                       ---------         ----------            --------            -------
         Income (loss) before
            income taxes                 (1,638)                48              (6,724)              1,082
Provision for (benefit from)
   income taxes                            (470)                17              (1,923)                390
                                       ---------         ----------            --------            -------

         Net income (loss)             $ (1,168)            $   31            $ (4,801)              $ 692
                                       =========           =======            =========            =======

Net income (loss) per share            $  (0.20)           $  0.01            $  (0.84)            $  0.12
                                       =========           =======            =========            =======

Weighted average shares outstanding       5,741              5,942               5,735               5,929
                                       ========            =======            ========             =======

                     The accompanying notes are an integral
           part of these condensed, consolidated financial statements.

                                 VIDEONICS, INC.
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                September 30,       December  31,
                           ASSETS                                   1997                1996
                                                                -------------       -------------
                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                        $2,717              $6,538
   Marketable securities                                                 -               1,500
   Accounts receivable, net                                          1,910               3,406
   Inventories                                                      11,270               9,309
   Deferred income taxes                                             1,299               1,299
   Recoverable income taxes                                          2,602               1,094
   Prepaids and other current assets                                   505                 493
                                                                 ---------          ----------
            Total current assets                                    20,303              23,639

Property and equipment, net                                          2,332               2,037
Other assets                                                           266                  14
Intangible assets, net                                               1,971               2,268
                                                                 ---------          ----------
               Total assets                                        $24,872             $27,958
                                                                 =========          ==========

                        LIABILITIES

Current liabilities:
   Accounts payable                                                 $2,556              $1,090
   Accrued expenses                                                  1,218               1,137
                                                                 ---------          ----------
            Total current liabilities                                3,774               2,227
                                                                 ---------          ----------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,753 shares at
      September 30, 1997 and 5,705 shares at
      December 31, 1996                                             20,465              20,297

Retained earnings                                                      633               5,434
                                                                 ---------          ----------
            Total shareholders' equity                              21,098              25,731
                                                                 ---------          ----------

               Total liabilities and shareholders' equity          $24,872             $27,958
                                                                 =========          ==========

                     The accompanying notes are an integral
           part of these condensed, consolidated financial statements.

                                 VIDEONICS, INC.
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                  ---------------------------
                                                                     1997                1996
                                                                  -------             -------
Cash flows from operating activities:
          Net cash provided by (used in) operating activities      (4,167)                480
                                                                  -------             -------

Cash flows from investing activities:
   Purchase of property and equipment                              (1,204)               (832)
   Net cash paid in acquisition                                         -                (350)
   Purchases of marketable securities                                   -              (3,508)
   Proceeds from sales of marketable securities                     1,500               6,709
                                                                  -------             -------
          Net cash provided by investing activities                   296               2,019
                                                                  -------             -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                              50                  76
   Repayments on notes payable                                          -              (1,000)
                                                                  -------             -------
          Net cash provided by (used in) financing activities          50                (924)
                                                                  -------             -------

Increase (decrease) in cash and cash equivalents                   (3,821)              1,575

Cash and cash equivalents at beginning of year                      6,538               7,287
                                                                  -------             -------

Cash and cash equivalents at end of period                         $2,717              $8,862
                                                                  =======             =======

                     The accompanying notes are an integral
           part of these condensed, consolidated financial statements.

                                 VIDEONICS, INC.
            NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed, consolidated financial statements at September 30, 1997 and for the nine month period then ended are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for this nine month period ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997, or any future interim period.


2.        Inventories comprise (in thousands):

                                          September 30,         December 31,
                                               1997                1996
                                          -------------         ------------
                                           (unaudited)

            Raw materials                    $ 8,003              $6,210
            Work in process                      873               1,437
            Finished goods                     2,394               1,662
                                             -------              ------
                                             $11,270              $9,309
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

Results of Operations

       Net Revenues. Net revenues decreased approximately 21% in the third quarter of 1997 compared to the third quarter of 1996 and 27% in the first nine months of 1997 compared to the first nine months of 1996. This decrease is primarily attributable to decreased sales of older Videographer products, slower than expected acceptance of PowerScript in the Broadcast channels, a delay in the introduction of new products to the domestic and international markets, and reduced revenues from a Nova OEM contract which was cancelled in the second quarter of 1997.

       Gross Profit. Gross profit decreased approximately 24% in the third quarter of 1997 compared to the third quarter of 1996 and 44% in the first nine months of 1997 compared to the first nine months of 1996. Gross profit, as a percentage of net revenues, decreased to approximately 46% for the third quarter of 1997 compared to approximately 48% for the third quarter of 1996 and decreased to 37% in the first nine months of 1997 compared to 49% in the first nine months of 1996. The percentage decrease is principally a result of reduced revenues and a change in product mix. The decrease in gross margin between the nine month comparison periods relates primarily to first quarter adjustments totaling $733,000 to inventory reserves for components rendered obsolete by product revisions and to warranty reserves for new product hardware updates.

       Research and Development. Research and development expenses increased 28% and 49%, respectively, between the quarterly and nine month comparison periods. The increased expenses were primarily due to the Company's hiring of additional hardware and software engineers who are working on the development of the Company's new products, combined with increased salary levels.

       Selling and Marketing. Selling and marketing expenses increased 35% in the third quarter of 1997 over the comparable third quarter of 1996 and 26% in the first nine months of 1997 over the comparable first nine months of 1996. This increase in expenses is related primarily to increased convention and advertising costs and the expenses of our German sales office.

       General and Administrative. General and administrative expenses decreased 3% between the quarterly comparison periods and increased 44% between the nine month comparison periods in fiscal years 1996 and 1997. The increase between the nine month comparison periods relates primarily to the addition of the KUB Systems' personnel and expenses and a first quarter charge of $263,000 to bad debt reserves for specific accounts.

       Interest Income. Interest income decreased 22% to $69,000 in the third quarter of 1997 compared to $89,000 in the third quarter of 1996 and decreased 16% for the nine month comparison periods from $283,000 to $238,000. This decrease is primarily due to lower cash available for investment.

       Factors That May Affect Future Results of Operations: The Company believes that in the future its results of operations could be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript. The Company's recent delay in delivering new products in a timely fashion directly has caused losses in the Company's operations. While the Company believes that it will shortly begin delivery of such products, failure to do so or failure of customer acceptance of such new products, will cause such losses to continue.

       Due primarily to the factors noted above, the Company has already experienced substantial volatility in its operations, particularly for the current 1997 calendar year. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1996 Form 10-K section entitled "Business - Research and Development".

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. As of September 30, 1997, the Company had $2.7 million of cash and cash equivalents.

       Net cash used by operations was $4.2 million for the nine months ended September 30, 1997 compared to net cash provided by operations of $480,000 for the same period last year. The decrease in cash from operating activities during the nine months ended September 30, 1997 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories, and depreciation and amortization, an increase in inventories, an increase in recoverable income taxes, offset partially by a decrease in receivables. The cash provided by operating activities during the first nine months of 1996 was primarily due to net income before depreciation and amortization, a decrease in receivables and an increase in payables, both of which were partially offset by an increase in inventories. Net cash provided by investing activities for the nine months ended September 30, 1997 was $296,000, primarily due to the sale of marketable securities offset partially by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities for the nine months ended September 30, 1996 was $2.0 million, primarily due to the sale of marketable securities offset partially by the acquisition of property and equipment and the acquisition of KUB. Net cash provided by financing activities during the first nine months of 1997 was $50,000, due entirely to the receipt of cash from the exercise of stock options issued under the Company's Stock Option Plan. Net cash used in financing activities during the first nine months of 1996 was $924,000, due to $1.0 million in payments on a note issued in connection with the Nova acquisition, offset partially by the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan.

       The Company believes that its cash balances, together with its operating cash flows will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of the 1997 fiscal year.

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit No.            Description of Document
           -----------            -----------------------
           11                     Statement of  Computation of Net Income (Loss)
                                  Per Share

           27                     Financial Data Schedule

(b)        No  reports on Form 8-K were filed during the quarter ended September
           30, 1997.

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



                                          VIDEONICS, INC.
                                          ---------------
                                            Registrant


                                         November 12, 1997
                                         -----------------
                                               Date


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

                                INDEX OF EXHIBITS



Exhibits:

    11   Statement Regarding Computation of Net Income (Loss) Per Share....  11

    27   Financial Data Schedule...........................................  12