Form 10-K
period 1997-12-31
VIDEONICS INC
filed 1998-03-31
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At March 2, 1998, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $8,932,053.

       As of March 2, 1998, there were 5,784,899 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Materials from the Registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be held on or about August 19, 1998 (the "Proxy Statement") have been incorporated by reference into Part III, of this Report.

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

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................25

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..48

PART III

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......................................48

         ITEM 11.          EXECUTIVE COMPENSATION................................................................48

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................48

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................48

PART IV

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................49



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


ITEM 1.       BUSINESS

       Videonics, Inc., a California corporation organized in 1986 (the "Company"), is a leader in the design, development, manufacture, and sale of affordable, high quality, real time, digital video post-production equipment. The Company's products process, edit, and mix raw video footage as well as enhance such footage with audio, special effects, and titles, resulting in professional quality video production. Videonics equipment is used throughout the world in the post-production of videos. As of December 31, 1997, more than 460,000 units of Videonics equipment have been sold worldwide.

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

       Expand Worldwide Distribution. The Company intends to further develop its United States market by targeting specific vertical distribution channels to reach the broadcast professional and business and industry markets. Internationally, the Company is expanding its distribution channels in emerging markets. The Company believes that distributing products through domestic dealers and international wholesalers is a cost-effective method of reaching potential product users.

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

                        PROPRIETARY ASIC AND SOFTWARE CONTENT OF SELECTED PRODUCTS

                                             Approximate           Approximate Lines             Year
      Product                              ASIC Gate Count         of Software Code             Shipped
      -------                              ---------------         ----------------             -------
Sound Effects Mixer                                 0                   1,000                    1991
Thumbs Up Video Editor                          4,000                   6,000                    1992
Video TitleMaker 2000                          20,000                  25,000                    1994
Digital Video Mixer                            62,000                  15,000                    1994
Edit Suite                                      8,000                  28,000                    1995
PowerScript                                   142,000                 100,000                    1996
Effetto Pronto                                250,000                 600,000                    1997


Selected Products

       The Company offers a broad range of digital video products, each designed to meet specific video post-production needs. The products work with most of the commonly used broadcast standards, videotape formats, and with most brands and models of video equipment. The Company's products range in price from under $100 for certain software products to more than $34,700 for certain broadcast products.

Videographer

       Digital Video Mixer. The Digital Video Mixer, first shipped in February 1994, effectively provides a user with a portable video production facility. The Digital Video Mixer has four video inputs and offers over 200 effects at any of ten speeds; these effects include fades, wipes, slides, dissolves, picture-in-picture, flips, luminance key, color generation, zooms, freeze frames, color and negative reversals, rolls, the ability to superimpose one video image over another, and a split screen. The Digital Video Mixer incorporates four ASICs, including an ASIC with a TBC feature that allows it to produce video mixing. A reduced view of all four video inputs on a single "preview" monitor shows the action of all four sources without the need for additional monitors. The Digital Video Mixer offers a "picture-in-picture" which allows two moving video images to be placed on the screen at once. A unique "compose" function allows the user to create a complex image made up of any number of still images and colored rectangles, along with a moving video or solid color background. The "chroma key" feature allows the user to shoot a subject against a solid color background and replace that color with a separate video source. This is the same technique used to place a weather forecaster in front of a weather map. The product has S-video as well as composite connectors. The Digital Video Mixer has won numerous awards, including the Outstanding New Editing Equipment Award for 1994 by Video Magazine, the European Video Editing Product of The Year for 1994-1995 by the European Video Awards Panel, the Video Post-Production Product of The Year 1994-1995 by Video Camera Magazine U.K, and the 1997 Audio Video International Product of The Year Award for Special Effects Generator. The Digital Video Mixer has a U.S. suggested retail price of $1,199.

       Video TitleMaker 3000. First shipped in September 1996, the Video TitleMaker 3000 is a step up from the TitleMaker 2000. Its two-piece design, with a separate PC-style keyboard, makes it easier to type in text. User productivity is also improved with the superior keyboard and more than three times the processing speed of the TitleMaker 2000. The product offers more than 200 font-size combinations (compared to 92 in TitleMaker 2000) and doubles the amount of user memory to store over 16,000 characters. A clock/calendar function allows the user to display the time and date and permits the user to automatically trigger a page of titles at a specified time and date, and to repeat that action periodically. The product features the same video quality and resolution as the TitleMaker 2000 and includes its other features: 1,000,000 colors; fades, rolls and crawls; bold, shadow, and outline; ability to superimpose over video or colored or patterned backgrounds; full set of accented and international characters; and storage as projects. The Video TitleMaker 3000 received the 1997 Consumer Electronics Show Innovations Award. TitleMaker 3000 carries a U.S. suggested retail price of $799 and is available in other language versions.

       Personal TitleMaker. First shipped in November 1997, the Personal TitleMaker is a character generator primarily aimed at the camcorder enthusiasts looking for an entry-level titler. The Personal TitleMaker offers its users: a choice of 7 high-resolution fonts; over 1,000,000 colors for titles, backgrounds and borders; fades, rolls and crawls; ability to superimpose over video or colored or patterned backgrounds; full set of accented and international characters and a GPI trigger input allows remote triggering of titles from external controllers, such as Videonics' Thumbs Up editor and Edit Suite. Personal TitleMaker carries a U.S. suggested retail price of $399.

       MediaMotion. MediaMotion is a machine-control plug-in software product for non-linear (disk-based) video editing applications including Adobe Premiere. MediaMotion adds the ability to control VCRs, camcorders and other GPI triggerable devices from inside Adobe Premiere and Ulead's MediaStudio Pro. With MediaMotion, a user can batch-digitize select portions of source tapes, allowing unattended recording to disk. This saves time and disk space. MediaMotion is available for Windows operating systems at a U.S. suggested retail price of $179.

       Python. First shipped in November 1997, Python captures, digitally compresses, and plays back full-motion video from any video source including camcorders, VCRs, and cameras. Python is an external video capture device which allows PC and laptop users to send video e-mails, create video Web pages, and add full-motion video to multimedia presentations. Python creates highly compressed video files in real time, using the industry-standard MPEG-1 format. Python also captures high-resolution JPEG still pictures. Software for viewing MPEG video and JPEG still pictures is widely available on most PCs. It has a U.S. suggested retail price of $349.

Broadcast

       Effetto Pronto. Shipped beta version units in limited quantities in the fourth quarter of 1997. Effetto Pronto is slated for the video industry's most creative professionals who use desktop graphics and video production tools. It combines software with add-in hardware for real-time rendering of video effects. With near-real-time previewing of effects, Effetto Pronto allows significant increases in productivity and frees the creative process by allowing multiple iterations and rapid re-edits. Designed to be platform independent, Effetto Pronto consists of Effetto, a QuickTime based compositing software and Pronto, a dedicated resolution independent PCI hardware accelerator card. The Pronto PCI accelerator card can process almost one million pixels of film, video, graphics and CG elements in real-time.

       Effetto Pronto offers virtually unlimited creative control, with effects and functions previously unavailable in an integrated compositing package which includes: chrominance and luminance keying; a full complement of special effects; and a professional character generator with complete animation control over every letter of text.

       The Videonics' Effetto Pronto system will have a U.S. suggested retail price of $4,995.

       PowerScript. First shipped in September 1996, PowerScript is an advanced PostScript video character generator designed for broadcast, video production, multimedia, industrial, and videography applications. It displays high quality (10-bit 4:2:2 digital video) anti-aliased titles and offers the character, graphics display, and formatting features supported by the PostScript(TM) display technology. Two high-end versions of PowerScript were added in 1997; PowerScript Studio has composite and Y/C video inputs and outputs while
PowerScript Studio Component offers analog component inputs and outputs, in addition to composite and Y/C. Both models are available in PAL and NTSC versions.

       PowerScript is a standalone character generator - it makes images, characters, and graphics internally, without the aid of an external computer. Rotation, sizing, stretch, outlines, color, transparency, and other advanced functions are imaged by its internal PostScript engine.

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

       The Videonics' PowerScript product line has a U.S. suggested retail price of $3,000 to $5,000 depending on the model.

       The Company's Nova product line includes time base correctors, frame synchronizers, transcoders, video converters and signal distribution products. Nova's end users are in broadcasting, cable television ("CATV"), multimedia studios, corporate A/V, video conferencing and presentation, and industrial market areas.

       StudioFrame Series. First shipped in the summer of 1996, the Nova StudioFrame Series is a modular, flexible, digital/analog signal processing system. StudioFrame is designed to accommodate the evolving video and audio interfacing requirements of both today and tomorrow. Targeting applications where the highest video quality is demanded, the system can be easily configured to accomplish a wide variety of ultra-transparent signal conversion/processing functions. A comprehensive range of both digital and analog function modules are available, including: Serial Digital Converters, Noise Reducers, Synchronizers, Time-Base-Correctors, Distribution Amplifiers, and Format Converters. The Nova StudioFrame Series range in price from $1,345 to $34,700 depending on the configuration.

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

       The Company advertises principally in magazines directed at broadcast professionals, videographers, and video producers in the business, industrial, and educational segments of the market. Videonics has received editorial mention in many of these publications. The Company exhibited its products at 19 different U.S. trade shows during 1997, including the Consumer Electronics Show, the National Association of Broadcasters, and COMDEX.

       The Company's standalone products carry a standard two-year warranty on both parts and labor. Each of the Company's computer based products carry either a two-year warranty on hardware and a 90 day warranty on software or a one-year warranty on both hardware and software. In 1995, the Company added a ProService feature that enabled customers to receive their repaired units within 48-72 hours in exchange for payment of rush charges. The Company's HelpLine allows customers to talk directly with support personnel equipped to answer user questions. This support is free to the Company's customers except for the cost of the phone call. The Company believes that it obtains valuable feedback from offering this service, which it then uses in developing new products.

Sales

       Domestic Sales. The Company wholesales its products in the United States through a direct sales organization, supported by independent manufacturers representative organizations. In 1997, 1996, and 1995, respectively, sales in the United States accounted for approximately 67%, 58%, and 51% of the Company's total revenues. The Company sells to a variety of sales channels which in turn sell to end users. The Company's sales channels include Value Added Resellers
(VARs) who specialize in selling to the Broadcast Market, direct mail order businesses, audio/visual specialty stores, camera and video shops, industrial dealers which service business and industry, catalogs, and certain mass merchants. The majority of the Company's sales channels specialize in audio-visual or video products and have product knowledgeable sales personnel.

       International Sales. The Company has addressed the international market opportunity by selling its products through wholesale distributors servicing 78 different countries and by selling selected products to several international private label customers. The Company currently has eight employees who service and support its international private label customers and country specific distributors. The Company's international distributors also sell the Company's products under the Videonics and Nova brand names, through channels similar to those used by the Company in the United States. These distributors also provide dealers with marketing programs, such as advertising and public relations, as well as customer service and technical support.

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

       Desktop video products, such as Python and Effetto Pronto, use a general purpose computer as their control element. These products are sold through VARs and retailers who may also sell general purpose computers, software, and peripherals.

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

       Private label relationships. The Company believes that strategic alliances are essential to compete successfully in certain large foreign markets, particularly Japan. The Company therefore distributes in Japan through select private label relationships. These relationships are with well known electronics manufacturers having highly developed distribution channels and substantial brand name recognition in the country of distribution. This strategy enables the Company to concentrate its efforts on technology and product development, rather than making the heavy financial and time commitment required to build distribution channels in these difficult-to-access markets. The Company's first private label relationship in Japan was with Matsushita Electrical Industrial Co., Ltd. ("Matsushita.") Matsushita purchased a custom version of the Company's EditMaker product which was manufactured by the Company and is sold under the Panasonic brand name. While the Company has discontinued its domestic version of this product, it has an ongoing sales and support obligation to Matsushita. The Company currently manufactures the Sony Titler, a Japanese language character generator for sale in Japan known as the Sony XV-J1000. Designed to Sony specifications by the Company's product development team in Campbell, California, the Sony Titler is manufactured by the Company and shipped to Sony from the United States. The Sony Titler includes a front-end processor, which translates from a standard keyboard into 6,930 unique Kanji and Kana (Japanese) characters for subsequent video display (up to 110,880 different font/size character variations). This software-intensive product provides all the functionality of its English language counterpart, plus some additional functions required by the Japanese language. Such features include the ability to present text (titles) in either a horizontal or a vertical format. The Company's private label sales decreased significantly in 1997.

        For 1997, 1996, and 1995, no one customer accounted for more than 10% of revenues.

       Backlog. The Company typically operates with a small amount of backlog. Accordingly, the Company generally does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have and has had in the past an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability.

Manufacturing and Suppliers

       Typically, the Company initiates small production runs of new products at the Company's headquarters in Campbell, California before transferring manufacturing to third party contract manufacturers located in Mexico. Final configuration and testing ordinarily take place at the Company's headquarters. Generally, when received in Campbell, each of the products undergoes testing and inspection before final shipment to customers. The Company uses an integrated materials management system for purchasing, inventory control, cost accounting, and invoicing. All products in the Nova product line are assembled, tested, and distributed from the Company's facility in Canton, Connecticut. As of December 31, 1997, the Company employed 33 persons directly in manufacturing and operations management in Campbell and has a permanent quality and test assurance program at its contract manufacturers' locations in Mexico. Nova employed four people in its separate manufacturing and operations group in Canton, Connecticut.

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

Research and Development

       The Company places a high priority on research and development. Development efforts focus on video quality, system performance, feature set expansion, user productivity, improved processing, and storage. In 1997, 1996, and 1995, the Company invested $7.0 million, $5.0 million, and $3.1 million, respectively, constituting 35%, 17%, and 9% of its total net revenues in research and development, respectively. Because digitized video consumes large amounts of data and requires substantial computer power to process such data, the Company's engineers constantly seek new methods to improve its products' capacity and manipulation of video. Maximizing the processing of video information contained in video random access memory ("VRAM"), through the development of ASICs, is a focus of the Company's development staff, as are the compression and storage issues necessitated when integrating and manipulating large amounts of video data. As part of this ongoing effort, the Company has made significant investments in advanced computer programming tools. The Company's engineers work extensively with VHDL design methodology. Any new ASIC designs are maintained in VHDL libraries, which product designers may then use to prototype subsequent new products.

       As of December 31, 1997, the Company employed 46 hardware and software engineers with technical skills in design and development of ASICs, digital or analog video signal generation-processing, or embedded software.

       During 1997, the Company continued to experience substantial delays in completing the successful development of products. The Company completed and began shipping Python, Personal TitleMaker and a beta version of Effetto Pronto in the fourth quarter of 1997. Shipments of Python and Effetto Pronto occurred later than originally planned, resulting in a significant revenue shortfall for 1997, which, in turn, significantly affected profitability as the

Company suffered substantial operating losses. MX Pro, the Company's advanced Digital Mixer, introduced in September of 1997 and scheduled to begin shipments in the fourth quarter of 1997, has not shipped as of March 23, 1998. The PowerScript Character Generator in the NTSC video format, introduced in 1995, was completed for shipment in September of 1996. After extensive field use, major revisions of PowerScript's software were made in 1997, with additional improvements being made in the first quarter of 1998. The ASIC and software technology of PowerScript will be utilized in other products that the Company currently has in development. As the complexity of the Company's product designs and feature sets continues to increase, the Company may continue to experience similar product development delays which would have an adverse effect on the profitability of its operations. There can be no assurance that the Company will be successful in the timely development of new products to replace or supplement existing products or that the Company will be successful in integrating acquired products or technologies with its current business. Delays in new product development have had an adverse material impact on the Company's growth in 1995, 1996 and 1997. Similar adverse effects on the Company's results of operations can be expected until new products are successfully introduced and accepted by end users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       The Company's success depends, in part, on its ability to anticipate new technological developments, to develop expertise in such technologies, and to develop and introduce in a timely and cost-effective manner additional features and new products that satisfy customer needs and desires. As noted above, the Company has been unable to ship new products in a timely fashion in 1995, 1996 and 1997, which has had a substantial adverse impact on the Company's results of operations. Such results have, in any event, fluctuated widely on a quarterly basis. There can be no assurance that any new products will be developed successfully, that the Company will be able to introduce additional new products which will gain acceptance in the marketplace, that the Company will successfully assess new technological developments and incorporate them into future or current products, or that the Company will be able to do so in a timely fashion. Any future failure to develop or introduce new products in a timely manner, or customer rejection of new products, may have a material adverse effect on the Company's future results of operations.

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

       While the Company relies on these measures to protect its proprietary rights, there can be no assurance that the Company's technology is adequately protected by such measures or that the technology will not be reverse-engineered by third parties without violation of the Company's proprietary rights. Such protection may not preclude competitors from developing products with features and prices similar to or even better than those of the Company. The Company believes that its products and other proprietary rights do not infringe upon the proprietary rights or products of third parties. In 1997, the Company reached an agreement with a third party patent holder in which royalties are payable on certain of the Company's products. Payment of these royalties will not have an adverse material effect on the Company's financial condition or results of operations. There can be no assurance, however, that other third parties will not assert infringement claims against the Company in the future or that such claims will not result in costly litigation or require the Company to license intellectual property rights from third parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all.

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

Employees

       As of March 2, 1998, the Company had 122 full-time employees, including 38 in research and development, 37 in sales and marketing, 36 in operations, and 11 in finance and administration. None of the Company's employees is represented by a labor union or is covered by collective bargaining agreements. The Company believes that its employee relations are good. The Company has never experienced a work stoppage.

ITEM 2.         PROPERTIES.

       The Company's principal administrative, sales and marketing, research and development, and operating facilities are located in Campbell, California and consist of approximately 29,900 square feet under a lease which expires on July 31, 1999. The Company also has a research and development facility in Millis, Massachusetts which has 2,500 square feet under a lease which expires on February 28, 1999. The Company has an administrative, sales and marketing, research and development, and operating facility in Canton, Connecticut. The building is approximately 5,000 square feet and under a lease which expires on October 31, 1998. The Company has an administrative, sales and marketing and research and development facility in Belmont, California which has 6,050 square feet under a sublease which expires on December 31, 1998.


ITEM 3.         LEGAL PROCEEDINGS.

       The Company is not currently involved in any material legal proceedings.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The Company's  Common Stock has been listed on the Nasdaq National Market
System under the symbol "VDNX" since its initial public offering which was declared effective on December 15, 1994. Prior to that date, there was no established public trading market for the Company's Common Stock. The following table sets forth the quarterly high and low sales price information of the Common Stock during the fiscal years ended December 31, 1997 and 1996.


                                           Q1                Q2                Q3               Q4
                                           --                --                --               --
FY97                  High               $ 9.50            $ 7.50            $ 5.88            $7.13
                      Low                $ 4.13            $ 3.82            $ 4.88           $ 4.13

FY96                  High               $13.00            $12.25            $10.88           $10.00
                      Low                $ 7.00            $ 7.50            $ 7.75           $ 7.25


       As of March 2, 1998, there were approximately 2,200 holders of the Company's Common Stock. The closing sales price of the Company's Common Stock on March 2, 1998 was $2.875 per share.


       Other than the distributions to S corporation shareholders for certain income tax liabilities associated with the Company's 1994 earnings through December 14, 1994,, the Company has never declared or paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the operation and development of its business.


ITEM 6.         SELECTED FINANCIAL DATA

       The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the five year period ended
December 31, 1997, and with respect to the balance sheets at December 31, 1997, 1996, 1995, 1994 and 1993 are derived from financial statements that have been audited by Coopers & Lybrand L.L.P., independent accountants. The financial data should be read in conjunction with the Company's Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included elsewhere in this Report. The balance sheets as of December 31, 1997 and 1996, and the statement of operations for each of the three years in the period ended December 31, 1997 and the independent auditors' report thereon, are included in Item 8 of this Report.

                                                                   Year Ended December,
                                           1997             1996          1995           1994            1993
                                           ----             ----          ----           ----            ----
                                                               (in thousands, except per share data)
Statement of Operations Data:
Net revenues                              $19,955          $29,195        $33,561        $31,498         $13,885
Operating income (loss)                   (12,984)  (3)        401          4,811          5,627             809
Net income (loss)                         (13,441)  (3)        744          3,746          5,993  (1)        605
Net income (loss) per share                 (2.34)  (3)       0.13           0.65           1.39  (1)       0.16
Net income (loss) per share,
excluding charge for
purchased research and  development         (2.34)  (3)       0.13           0.88  (2)      1.39  (1)       0.16
Shares used in computing per share
 amounts                                    5,744            5,933          5,791          4,324           3,842


                                             1997            1996           1995            1994            1993
                                             ----            ----           ----            ----            ----
Balance Sheet Data:
Working capital (deficiency)               $ 9,902         $21,412        $20,127        $18,394           ($493)
Total assets                                15,694          27,958         27,350         22,279           5,524
Shareholders' equity (deficit)              12,606          25,731         24,149         19,403             214
Dividends declared per share (4)               -               -             -              0.71            0.01

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

(3) Results for 1997 include: a $1.9 million write-off of intangible assets related to Nova Systems; a $1.4 million increase in inventory reserves for components rendered obsolete by product revisions of which approximately $458,000 related to PowerScript and $265,000 related to KUB Systems and $700,000 related to obsolete and slow moving assets at Nova Systems; a $274,000 increase in warranty reserves for PowerScript hardware updates; a tax charge of $5.9 million due to the establishment of a valuation allowance against the company's deferred tax assets; and a $100,000 charge for the reduction of approximately 12 percent of the company's work force. The total of these charges equals $9.6 million.

(4) See Part II, Item 5 of this Report regarding the distributions of dividends to the Company's S corporation shareholders to cover certain of their income tax liabilities resulting from the Company's earnings.

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

Overview

       Videonics  is a  designer  of  affordable,  high-quality,  digital  video post-production equipment. Videonics products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets. The company manufactures standalone and personal-computer-based hardware and software products that capture, edit and mix raw video footage and add special effects and titles. Products include edit controllers, video and audio mixers, video processors, character generators, multimedia software, computer-based animation and video compositing systems, frame synchronizers, time base correctors, video format converters, transcoders, distribution amplifiers, routing switchers and audio/visual delay systems.

       In 1995, the Company improved its gross profit through volume related purchasing, improved manufacturing, and a lower proportional amount of OEM revenues. The Company began shipping its Edit Suite product in June 1995. In September 1995, the Company hired all the personnel, acquired substantially all the assets and certain liabilities of Nova, a manufacturer of video signal processing equipment in the broadcast market, and incurred a one time charge of approximately $2.0 million for purchased in-process research and development. In addition, in September of 1995, the Company hired the personnel and acquired substantially all the assets of Abbate, a developer of desktop video products.

       In 1996, the Company continued to diversify into the broadcast and desktop markets with the acquisition of the assets of KUB Systems, a developer of desktop digital video production equipment for the broadcast market. In addition, the Company made significant changes in the structure of its Research and Development department which included the addition of a new Vice President of R&D. The TitleMaker 3000 and the PowerScript Character Generator were introduced at the end of the third quarter of 1996 resulting in the first quarterly increase in revenues in five quarters. However, after shipping PowerScript to a wide base of customers, deficiencies in the user interface and certain signal timing issues in specific applications were discovered that made the product difficult to sell. With additional costs in Research and Development and Sales and Marketing related to the Company's diversification into the broadcast and desktop markets, combined with lower sales of the Company's older Videographer products and a delay in bringing additional new products to market, the Company expected losses for the first quarter of 1997, with results for the remainder of the year dependent on planned shipment and customer acceptance of new products.

       In 1997, the Company continued to improve the PowerScript Character Generator. New versions of the operating software which enhanced the user interface and operating speed of the product were released in 1997. Signal timing issues were addressed with the introduction of two new higher priced versions of PowerScript (PowerScript Studio and PowerScript Studio Component) targeted at higher end customers. In 1997, the Company announced four major new products which were expected to ship in 1997: Effetto Pronto, MXPro, Python and Personal TitleMaker. As of December 31, 1997, the Company had brought Python and Personal TitleMaker to market in commercial quantities. Since Python and Personal TitleMaker were shipped in the fourth quarter of 1997, the first three quarters of 1997 did not contain revenues from any of the aforementioned new products. With additional costs in Research and

Development and Sales and Marketing related to the Company's diversification into the broadcast and desktop markets, declining sales of the Company's older Videographer products and delays in shipment of new products, the Company had operating losses in each quarter of 1997. The Company expects losses during its first and second quarter of 1998, with results for the remainder of the year dependent on planned shipment and customer acceptance of new products. To reduce expenses, the Company reduced its personnel by twelve percent on January 15, 1998.


Results of Operations

       The  following   table  sets  forth  certain  items  from  the  Company's
statements of income as a percentage of net revenues for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                                1997               1996             1995
                                                                ----               ----             ----
Net revenues                                                   100.0%              100.0%           100.0%
Cost of revenues                                                69.7                52.3             51.1
  Gross profit                                                  30.3                47.7             48.9
Operating expenses
  Research & development                                        34.8                17.2              9.4
  Selling & marketing                                           40.3                23.1             15.4
  General & administrative                                       8.9                 4.7              3.6
  Amortization of intangible assets                              2.0                 1.3              0.3
  Write-off of intangible assets                                 9.4                  -                -
  Charge for purchased R&D                                         -                  -               5.8
                                                               -----               -----            -----
  Total operating expenses                                      95.4                46.3             34.5
                                                               -----               -----            -----
     Operating income (loss)                                   (65.1)                1.4             14.4
Other income, net                                                1.3                 1.2              2.1
                                                               -----               -----            -----
  Income (loss) before income taxes                            (63.8)                2.6             16.5
Provision for income taxes                                       3.6                 0.1              5.3
                                                               -----               -----            -----
     Net income (loss)                                         (67.4)%               2.5%            11.2%
                                                               =====               =====            =====


Comparison of Years Ended December 31, 1997 and 1996

       Net Revenues. Net revenues decreased 32% to $20.0 million in 1997, from $29.2 million in 1996. This decrease is primarily attributable to reduced sales of older Videographer products, and the absence of major new product sales during the first three quarters of the year. International revenues for 1997 were $6.6 million or 33% of net revenues compared to $12.3 million or 42% of net revenues in 1996. The percentage decrease in international revenue in 1997 is due primarily to decreased sales of older Videographer products and delays in the introduction of Python and other new products in the international market.

       Gross Profit. Gross profit decreased 57% to $6.1 million in 1997 from $13.9 million in 1996. Gross profit, as a percentage of net revenues, decreased to 30% in 1997 from 48% in 1996. The percentage decrease in gross profit is principally attributable to charges for the following: a $1.4 million increase in inventory reserves for components rendered obsolete by product revisions of which approximately $458,000 related to PowerScript, $265,000 related to KUB Systems and $700,000 related to obsolete and slow moving assets at Nova Systems; and a $274,000 increase in warranty reserves for PowerScript hardware updates. Additionally, fixed manufacturing overhead, such as salaries and facilities costs, have been spread over lower revenues.

       Research and Development: Research and development expenses increased 38% to $7.0 million during 1997 compared to $5.0 million in 1996, and increased as a percentage of net revenues to 35% in 1997 from 17% in 1996. The increased expenses were primarily due to the Company's hiring of additional hardware and software engineers who are working on the development of the Company's new products, combined with increased salary levels. In addition, research and development expenses include the personnel of KUB Systems for the full 1997 year compared to only seven months in 1996. The Company anticipates that research and development expenses should decrease slightly in 1998 due to reductions in personnel and decreased usage of consultants and should also decline as a percentage of net revenues as sales of new products take hold and increase the overall net revenues of the Company.

       Selling and Marketing. Selling and marketing expenses increased 19% to $8.0 million in 1997 compared to $6.7 million in 1996, and increased to 40% in 1997 compared to 23% in 1996, as a percentage of net revenues. This increase in selling and marketing expenses was primarily a result of increased personnel, advertising and promotional expenses as the Company diversifies into the broadcast and desktop markets and the expenses of the German sales office for the full year compared to only three months of 1996.

       General and Administrative. General and administrative expenses increased 30% to $1.8 million in 1997 compared to $1.4 million in 1996, and increased to 9% in 1997 compared to 5% in 1996 as a percentage of net revenues. This increase was primarily due to a charge of $375,000 to bad debt reserves for specific accounts, the inclusion of KUB Systems expenses for the full 1997 year compared to only seven months in 1996, and increased salary levels.

       Write-off of Intangibles: In 1997, the Company wrote-off the remaining unamortized value of the purchased technology and goodwill established in connection with the acquisition of Nova Systems. The write-off totaled $1.9 million and was primarily due to continued losses and lack of commercially successful new product introductions.

       Interest Income, net. Interest income decreased 28% to $261,000 in 1997 compared to $361,000 in 1996, primarily as a result of a significantly lower average cash balance.

       Provision for Income Taxes. At December 31, 1997 the Company incurred a tax charge of $718,000 on a pretax loss of $12.7 million. This charge was the result of the establishment of a $5.9 million valuation allowance against the Company's deferred tax assets offset partially by an income tax benefit of $4.6 million the Company recorded on its pretax loss. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. In 1996, the effective rate of 2% was below the 36% rate which the Company had utilized in calculating its tax provision for the first three quarters of 1996 and less than its 32% rate for 1995. The rate of 2% for 1996 was primarily the result of higher than expected federal and state research tax credits on significantly increased research and development spending, and lower than expected taxable income.

       Factors That May Affect Future Results of Operations: The Company believes its future results of operations will likely be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript, Effetto Pronto, MX Pro and Python.

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

       Year 2000 Issues: The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan for the Year 2000 problem entails the research and testing of its computer systems. The plan calls for compliance verification with external vendors supplying the Company's software. To date, the Company has not encountered any material Year 2000 issues concerning its respective computer programs. The Company plans to complete its Year 2000 research and testing by the end of 1998. All costs associated with carrying out the Company's plan for the Year 2000 problem are being expensed as incurred. The costs associated with the Year 20000 problem, as presently estimated, are not expected to have a material adverse effect on the Company's business, financial condition and results of operations.

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


                                                   1997                                1996
                                     ----------------------------------   ----------------------------------
(in thousands, except                   Q1       Q2       Q3        Q4       Q1       Q2       Q3       Q4
 per share data)                        --       --       --        --       --       --       --       --

Net revenues                          $4,501   $5,467    $5,360  $4,627     $7,059  $7,055   $6,770   $8,311
Gross profit                             959    2,290     2,444     362      3,501   3,422    3,219    3,786
Operating income  (loss)              (3,508)  (1,747)   (1,707) (6,022)       604     236      (41)    (399)
Net income (loss)                     (2,412)  (1,221)   (1,168) (8,640)       449     212       31       52
Net income (loss) per share            (0.42)   (0.21)    (0.20)  (1.50)      0.08    0.04     0.01     0.01
Shares used in computing per
  share amounts                        5,730    5,736     5,741   5,772      5,900   5,946    5,942    5,946
----------

       The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in the future. The fluctuation in revenues in the periods reflected above are attributable to various factors, including the timing of new product introductions and shipments, variations in product mix sold, and private label sales. Particularly in 1997 and 1996, the Company's delay in the sales of previously announced new products had a significant effect on the Company's results of operations, and there can be no assurance that the Company will be able to introduce and timely sell new products on a basis which will avoid quarterly fluctuations in the future, or even that such new products will be successful in the marketplace.

       The Company typically operates with a small backlog. Therefore, quarterly revenues and operating results have generally depended on the volume and timing of orders received during the quarter. Backlog is not an accurate predictor of what the Company's revenues will be in future periods, and there can be no assurance that the Company will be profitable in any particular quarter.

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. At December 31, 1997, the Company's principal source of liquidity is cash of $992,000 dollars. In January 1998, the Company borrowed $619,000 from a major shareholder at an interest rate of 8.5 percent, terms which the Company considered more favorable than those it could obtain from other commercial sources.

       Operating Activities. In 1997, net cash used in operating activities was $5.6 million, resulting primarily from an operating loss of $6.6 million after adjusting for non-cash items, an increase in inventories of $2.3 million, offset by a decrease in accounts receivable of $1.7 million. Inventories increased primarily in anticipation of new product shipments and lower than expected shipments of new products in 1997. Receivables decreased primarily because of decreased sales. In 1996, net cash used in operating activities was $1.4 million, resulting primarily from an increase in inventories of $3.2 million, an increase in prepaid and other current assets of $203,000, a decrease in the provision for excess and obsolete inventory of $240,000 offset by a profit of $744,000, depreciation and amortization of $1.2 million, and a decrease in accounts receivable of $428,000. Inventories increased primarily in anticipation of new product shipments and lower than expected shipments of new products in 1996. In 1995, net cash provided by operating activities was $339,000, resulting from a profit of $3.8 million, which included a non-cash charge of $2.0 million for purchased in-process research and development related to the Nova acquisition. In 1995, operating profit excluding the non-cash charge, was partially offset by an increase in accounts receivable of $1.7 million and an increase in inventories of $3.3 million. Receivables increased due to third and fourth quarter 1995 sales promotions with extended terms and inventories increased in anticipation of new product shipments.

       Investing Activities. Capital equipment expenditures in 1997, 1996 and 1995 were $1.6 million, $1.3 million, and $958,000 respectively, primarily for computers, software and engineering equipment used in research and development and other activities. The Company currently anticipates that additions to property and equipment will require capital expenditures of $1.5 million through the end of 1998. In 1997, the Company had redemptions of $1.5 million of marketable securities. In 1996, the Company had net redemptions of $3.2 million of marketable securities. In May 1996, the Company acquired substantially all the assets and assumed certain liabilities of KUB Systems for $350,000 in cash. In 1995, the Company purchased $4.7 million of marketable securities and had no redemptions. In September 1995, the Company acquired substantially all the assets and certain liabilities of Nova for $5.0 million in cash, $4.0 million of which was paid at closing and $1.0 million through a promissory note payable in two installments of $500,000 each in March 1996 and September 1996, with accrued interest.

       Financing Activities. In 1997, the Company received $154,000 from the exercise of stock options under the Company's stock option plan. In 1996, the Company received $100,000 from the exercise of stock options under the Company's stock option plan. Additionally, the Company paid the $1.0 million promissory note issued in connection with the Nova acquisition. In 1995, the only cash generated from financing activities was $135,000 from the exercise of stock options under the Company's stock option plan.

       The Company believes that its current cash, borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1998.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Balance sheets of the Company as of December 31, 1997 and 1996 and statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                                 VIDEONICS, INC.

                                   ----------








                              FINANCIAL STATEMENTS

                      as of December 31, 1997 and 1996 and
                           for each of the three years
                      in the period ended December 31, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Videonics, Inc.
Campbell, California

We have audited the accompanying consolidated balance sheets of Videonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Videonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            Coopers & Lybrand L.L.P.



San Jose, California
January 30, 1998


                                              VIDEONICS, INC.
                            CONSOLIDATED BALANCE SHEETS, December 31, 1997 and 1996
                                              (in thousands)



                                                                                                          1997               1996
                                                                                                        --------            --------
                                   ASSETS
Current assets:
      Cash and cash equivalents                                                                         $    992            $  6,538
      Marketable securities                                                                                                    1,500
      Accounts receivable, net                                                                             1,291               3,406
      Inventories                                                                                          9,938               9,309
      Deferred income taxes                                                                                                    1,299
      Prepaid income taxes                                                                                   550               1,094
      Prepaids and other current assets                                                                      219                 493
                                                                                                        --------            --------
                           Total current assets                                                           12,990              23,639

Property and equipment, net                                                                                2,438               2,037
Other assets                                                                                                 266                  14
Intangible assets, net                                                                                                         2,268
                                                                                                        --------            --------
                           Total assets                                                                 $ 15,694            $ 27,958
                                                                                                        ========            ========

                          LIABILITIES

Current liabilities:
      Accounts payable                                                                                  $  1,442            $  1,090
      Accrued expenses                                                                                     1,646               1,137
                                                                                                        --------            --------
                         Total current liabilities                                                         3,088               2,227
                                                                                                        --------            --------

Commitments and contingencies (Note 7)

                      SHAREHOLDERS' EQUITY

Preferred stock, no par value:
      Authorized:  10,000 shares in 1997 and 1996;
      Issued and outstanding:  None

Common stock, no par value:
      Authorized:  30,000 shares in 1997 and 1996
      Issued and outstanding:  5,785 shares in 1997 and 5,705
      shares in 1996
                                                                                                          20,613              20,297
Retained earnings (accumulated deficit)                                                                   (8,007)              5,434
                                                                                                        --------            --------

                   Total shareholders' equity                                                             12,606              25,731
                                                                                                        --------            --------

                           Total liabilities and shareholders'  equity                                  $ 15,694            $ 27,958
                                                                                                        ========            ========


              The accompanying notes are an integral part of these consolidated financial statements.


                                                  VIDEONICS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)




                                                                                      Year Ended December 31,
                                                                            -------------------------------------------
                                                                                1997           1996           1995
                                                                            -------------  -------------  -------------
Net revenues                                                                 $    19,955    $    29,195    $    33,561

Cost of revenues                                                                  13,900         15,266         17,160
                                                                            -------------  -------------  -------------

                   Gross profit                                                    6,055         13,929         16,401
                                                                            -------------  -------------  -------------

Operating expenses:
      Research and development                                                     6,951          5,027          3,138
      Selling and marketing                                                        8,041          6,741          5,181
      General and administrative                                                   1,779          1,367          1,208
      Amortization of intangible assets                                              393            393             98
      Write-off of intangible assets                                               1,875
      Charge for purchased in-process research and development                                                   1,965
                                                                            -------------  -------------  -------------

                                                                                  19,039         13,528         11,590
                                                                            -------------  -------------  -------------

                   Operating income (loss)                                       (12,984)           401          4,811

      Interest, net                                                                  261            361            732
                                                                            -------------  -------------  -------------

                  Income (loss)  before  income taxes                            (12,723)           762          5,543


Provision for income taxes                                                           718             18          1,797
                                                                            -------------  -------------  -------------

                 Net income (loss)                                          $    (13,441)  $        744   $      3,746
                                                                            =============  =============  =============

Net income (loss) per share - basic                                         $      (2.34)  $       0.13   $       0.69
                                                                            =============  =============  =============

Shares used in per share calculation - basic                                       5,744          5,616          5,413
                                                                            =============  =============  =============

Net income (loss) per share - diluted                                       $      (2.34)  $       0.13   $       0.65
                                                                            =============  =============  =============

Shares used in per share calculation - diluted                                     5,744          5,933          5,791
                                                                            =============  =============  =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                                                 29


                                                           VIDEONICS, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     for the three years in the period ended December 31, 1997
                                                (in thousands, except per share data)


                                                                                           Retained
                                                                Common Stock                Earnings
                                                           -----------------------        (Accumulated     Shareholders'
                                                            Shares      Amount              Deficit)         Equity
                                                            -----    -----------        ------------       -----------
Balances, December 31, 1994                                 5,351     $   18,459         $       944       $    19,403
      Issuance of common stock from exercise of
          options                                             167            135                                   135
      Amortization of deferred compensation                                   48                                    48
      Tax benefit from exercise of nonqualified stock
          options                                                            817                                   817
      Net income                                                                                3746             3,746
                                                            -----    -----------        ------------       -----------
Balances, December 31, 1995                                 5,518         19,459                4690            24,149
      Issuance of common stock from exercise of
          options                                             187            100                                   100
      Amortization of deferred compensation                                   48                                    48
      Tax benefit from exercise of nonqualified stock
          options                                                            690                                   690
      Net income                                                                                 744               744
                                                            -----    -----------        ------------       -----------
Balances, December 31, 1996                                 5,705         20,297               5,434            25,731
      Issuance of common stock from exercise of
          options                                              80            154                                   154
      Amortization of deferred compensation                                   36                                    36
      Tax benefit from exercise of nonqualified stock
          options                                                            126                                   126
      Net loss                                                                               (13,441)          (13,441)
                                                            -----    -----------        ------------       -----------
Balances, December 31, 1997                                 5,785    $    20,613        $     (8,007)      $    12,606
                                                            =====    ===========        ============       ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                                                 30


                                                           VIDEONICS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                    Year Ended December 31,
                                                                                        -------------------------------------------
                                                                                          1997             1996             1995
                                                                                        --------         --------         --------
Cash flows from operating activities:
  Net income (loss)                                                                     $(13,441)        $    744         $  3,746
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Loss on disposal of property and equipment                                                  76
  Depreciation and amortization                                                            1,563            1,190              788
  Provision for doubtful accounts                                                            375              (10)              28
  Provision for excess and obsolete inventories                                            1,641             (240)             336
  Charge for purchased in-process research and development                                                                   1,965
  Deferred income taxes                                                                    1,299              111             (760)
  Write-off of intangible assets                                                           1,875
  Changes in assets and liabilities:
     Accounts receivable                                                                   1,740              428           (1,713)
     Inventories                                                                          (2,270)          (3,232)          (3,305)
     Prepaid income taxes                                                                    670             (150)             563
     Prepaids and other current assets                                                       274             (203)             (37)
     Other                                                                                  (252)              (3)              12
     Accounts payable                                                                        352             (136)            (690)
     Accrued expenses                                                                        509               97             (594)
                                                                                        --------         --------         --------
                Net cash provided by (used in) operating activities                       (5,589)          (1,404)             339
                                                                                        --------         --------         --------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (1,611)          (1,303)            (958)
   Net cash paid in acquisition                                                                              (350)          (3,920)
   Purchases of marketable securities                                                                      (1,500)          (4,708)
   Proceeds from  marketable securities                                                    1,500            4,708
   Acquisition of intangible assets                                                                                            (94)
                                                                                        --------         --------         --------
    Net cash provided by (used in) investing activities                                     (111)           1,555           (9,680)
                                                                                        --------         --------         --------

Cash flows from financing activities:
   Repayment of notes payable                                                                              (1,000)
   Proceeds from issuance of common stock                                                    154              100              135
                                                                                        --------         --------         --------
Net cash provided by (used in) financing activities                                          154             (900)             135
                                                                                        --------         --------         --------
Decrease in cash and cash equivalents                                                     (5,546)            (749)          (9,206)
Cash and cash equivalents at beginning of year                                             6,538            7,287           16,493
                                                                                        --------         --------         --------

Cash and cash equivalents at end of year                                                $    992         $  6,538         $  7,287
                                                                                        ========         ========         ========
Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
             Interest                                                                                    $     31         $     16
             Income taxes                                                               $      5         $     44         $  1,924
Supplemental schedule of non-cash financing activities:
      Tax benefit from exercise of nonqualified stock options                           $    126         $    690         $    817

              The accompanying notes are an integral part of these consolidated financial statements.

                                                                 31

                                 VIDEONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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


                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------


 2.   Summary of Significant Accounting Policies, continued:

         Advertising, continued:

         Advertising expense for the period ended December 31, 1997, 1996, and 1995 was $1,412,000, $947,000, and $502,000, respectively.

         Income Taxes:

         The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

                                   Continued
                                       33

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------


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

                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 2.   Summary of Significant Accounting Policies, continued:

         Stock Based Compensation:

         The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         Net Income (Loss) Per Share:

         The Company has adopted Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" and, accordingly, all prior periods presented have been restated. Basic net income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated by dividing net income available to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method). The adoption of this standard did not have a material impact on the Company's net income (loss) per share.

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

                                   Continued
                                       35

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 2.   Summary of Significant Accounting Policies, continued:

         Recent Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the fiscal year beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the Company for the fiscal year beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirement of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.


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

                                   Continued
                                       36

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 3.   Acquisition of Nova Systems, continued:

      The purchase price consisted of (in thousands):

                    Cash paid                       $ 4,000
                    Notes payable to seller           1,000
                    Receivable from seller             (200)
                                                    -------
                                                    $ 4,800
                                                    =======



      The purchase price was allocated to assets and liabilities acquired based on the underlying fair value of assets and liabilities as follows (in thousands):

                    Cash                                          $   80
                    Accounts receivable                              134
                    Inventory                                        517
                    Other assets                                      13
                    Property and equipment                            35
                    Intangible assets                              2,665
                    Purchased research and development             1,965
                    Accounts payable                                (247)
                    Accrued expenses                                (362)
                                                                  ------
                                                                  $4,800
                                                                  ======



      Intangibles consist of purchased technology and goodwill of $2,443,000 and $222,000, respectively, which are being amortized over a period of seven years. In 1997, the Company wrote-off the remaining unamortized value of the purchased technology and goodwill established in connection with the acquisition of Nova Systems. The write-off totaled $1,875,000 and was primarily due to continued losses and lack of commercially successful new product introductions.

      The amount allocated to purchased in-process research and development totaling $1,965,000 was expensed on the acquisition date as the technology had not reached technological feasibility and had no alternative future use. Net of income taxes, this charge was equal to $0.23 per share.

                                   Continued
                                       37

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

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

      The purchase price consisted of (in thousands):

               Cash paid                                          $350

      The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

                    Inventory                                      $276
                    Other current assets                              6
                    Property                                        133
                    Accrued expenses                                (65)
                                                                   ----
                                                                   $350
                                                                   ====



 5.  Marketable Securities:

      At December 31, 1996 marketable securities consist of municipal securities which were held by one investment bank, bearing interest at 4.0% per annum. At December 31, 1997 and 1996, there were no realized gains or losses on the disposal of marketable securities.


                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 6.   Balance Sheet Detail:

      Accounts receivable comprise (in thousands):

                                                                                   December 31,
                                                                         --------------------------------
                                                                             1997               1996
                                                                         ------------       -------------
              Trade accounts receivable                                   $    1,546         $     3,529
              Less allowance for doubtful accounts                              (255)               (123)
                                                                          ----------         -----------
                                                                          $    1,291         $     3,406
                                                                          ==========         ===========


      Inventories comprise (in thousands):

                                                                                   December 31,
                                                                         --------------------------------
                                                                             1997               1996
                                                                         ------------       -------------
              Raw materials                                               $    7,649         $     6,210
              Work in process                                                    437               1,437
              Finished goods                                                   1,852               1,662
                                                                          ----------         -----------
                                                                          $    9,938         $     9,309
                                                                          ==========         ===========

      Property and equipment comprise (in thousands):

                                                                                      December 31,
                                                                            --------------------------------
                                                                                1997               1996
                                                                            ------------       -------------
           Machinery and equipment                                           $    3,933         $     3,013
           Furniture and fixtures                                                    86                 126
           Leasehold improvements                                                   179                 103
           Tooling                                                                1,747               1,270
                                                                             ----------         -----------
                                                                                  5,945               4,512
           Less accumulated depreciation and amortization                        (3,507)             (2,475)
                                                                             ----------         -----------
                                                                             $    2,438         $     2,037
                                                                             ==========         ===========


                                   Continued
                                       39

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 6.   Balance Sheet Detail, continued:

      Intangible assets comprise (in thousands):

                                                                                  December 31,
                                                                        --------------------------------
                                                                            1997                1996
                                                                        -------------       ------------
              Purchased technology                                       $     2,443         $    2,443
              Goodwill                                                           316                316
                                                                         -----------         ----------
                                                                               2,759              2,759
              Less accumulated amortization                                     (884)              (491)
              Write-off of intangible assets                                  (1,875)
                                                                         -----------         ----------
                                                                         $         -         $    2,268
                                                                         ===========         ==========

      Accrued expenses comprise (in thousands):

                                                                                   December 31,
                                                                         --------------------------------
                                                                             1997               1996
                                                                         -------------      -------------
              Accrued advertising                                         $       221        $       137
              Accrued vacation                                                    258                154
              Salaries payable                                                    239                201
              Accrued acquisition reserve                                         250                250
              Warranty reserve                                                    198                 74
              Other accrued expenses                                              480                321
                                                                         -------------       ------------
                                                                          $     1,646        $     1,137
                                                                         ============        ===========



 7.   Commitments and Contingencies:

      The Company leases a building for its principal facility under an operating lease which expires in July 1999. Under the terms of the lease, the Company is responsible for utilities, taxes, insurance and maintenance. At December 31, 1997, future minimum lease payments under all noncancelable operating leases were as follows (in thousands):

               1998                                                 $    399
               1999                                                      142
                                                                   ----------
                                                                    $    541
                                                                   ==========

                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 7.   Commitments and Contingencies, continued:

      Rent expense for the years ended December 31, 1997, 1996, and 1995 amounted to $423,000, $396,000, and $239,000, respectively.

      The Company has received communications from a third party patent holder asserting patent rights embracing certain of the Company's products. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


 8.   Income Taxes:

      The components of the provision for income taxes are as follows (in thousands):

                                        1997            1996           1995
                                   -------------   ------------   -------------

       Current:
                Federal             $      (380)    $     (110)    $     2,117
                State                         -             17             440
       Deferred:
                Federal                     995            239            (640)
                State                       103           (128)           (120)
                                   -------------   ------------   -------------
                                    $       718     $       18     $     1,797
                                   =============   ============   =============


                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

 8.   Income Taxes, continued:


      The Company's effective tax rate on income before income tax differs from the U.S. federal statutory regular tax rate as follows:

                                                                      1997           1996           1995
                                                                  ------------   ------------   ------------
        Federal statutory income tax rate                           (34.0)%          34.0%          34.0%
        State income tax rate, net of federal benefit                (2.9)            5.7           5.3
        Tax exempt interest                                                         (13.4)         (1.6)
        Foreign net operating loss                                    1.3             5.7
        Federal and state tax credits                                (6.4)          (32.8)         (1.9)
        Other                                                         1.6             3.2          (3.4)
        Increase in valuation allowance                              46.0
                                                                  ---------      ---------      --------
                                                                      5.6%            2.4%         32.4%
                                                                  =========      =========      ========


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                        1997           1996
                                                    -------------  -------------

           Intangible assets                         $     1,366    $       848
           Inventory reserves                                891            149
           Depreciation                                       45             99
           Net operating loss carryforward                 2,198
           Tax credit carryforward                           815
           Other accrued liabilities and reserves            537            203
                                                    -------------  -------------
           Subtotal                                        5,852          1,299
           Less valuation allowance                       (5,852)
                                                    -------------  -------------
           Net deferred tax asset                    $         -    $     1,299
                                                    =============  =============



      At December 31, 1997, the Company has federal and state net operating losses of $5,500,000 and $3,200,000, respectively, which expire in 2012 and 2002, respectively. The Company also has federal and state tax credit carryforwards of $580,000 and $235,000, respectively, which expire in 2012.

                                   Continued

      In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if its uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is not certain that a benefit can be realized in the future due to the Company's operating losses. The Company's valuation allowance increased from zero at December 31, 1996 to $5,852,000 at December 31, 1997.


 9.   Net Income (Loss) Per Share:

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
         reconciliation  of the numerator and  denominator  of basic and diluted net income  (loss) per share is  provided  as  follows  (in  thousands, except per share amounts):

                                                                               1997          1996         1995
                                                                             --------      --------     --------
                    Numerator - Basic and Diluted
                             Net income (loss)                               $(13,441)     $    744     $  3,746
                                                                             --------      --------     --------
                          Net income (loss) available to common
                          stockholders
                                                                             $(13,441)     $    744     $  3,746
                                                                             ========      ========     ========
                    Denominator - Basic
                          Weighted average common shares outstanding            5,744         5,616        5,413
                                                                             --------      --------     --------
                                 Basic net income (loss) per share           $  (2.34)     $   0.13     $   0.69
                                                                             ========      ========     ========
                    Denominator - Diluted
                          Denominator - Basic                                   5,744         5,616        5,413
                          Effect of Dilutive Securities:
                                 Common Stock Options                            --             317          378
                                                                             --------      --------     --------
                    Diluted weighted average common shares                      5,744         5,933        5,791
                                                                             --------      --------     --------
                                 Diluted net income (loss) per share         $  (2.34)     $   0.13     $   0.65
                                                                             ========      ========     ========


                                   Continued
                                       43

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------


10.   Shareholders' Equity:

      At December 31, 1997, the Company has reserved 1,000,000 shares of common stock for issuance under its 1996 Amended Stock Option Plan. In addition, the Company has reserved 900,000 shares of common stock for issuance under its 1987 Stock Option Plan (1987 Plan). The 1987 Plan had been set to terminate, in accordance with its terms, on January 1, 1997. Effective May 1997, the Company's Board of Directors authorized the amendment of the 1987 Plan to permit the grant of nonstatutory stock options beyond the expiration date for replacement or substitution of options previously granted under the 1987 Plan that have expired or terminated. The Plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified incentive stock options to employees, officers and directors of the Company at prices not less than the fair market value of the Company's common stock. Options generally vest over a three-to-four year period and are canceled 90 days after termination of employment.

      A summary of stock option activity follows:

                                                                 Outstanding Options                     Weighted
                                        Shares       ----------------------------------------------      Average
                                      Available        Number         Exercise                           Exercise
                                      for Grant      of Shares         Price              Total          Price
                                      ---------      ---------         -----              -----          -----
    Balances, December 31, 1994         227,160       667,590        $.33-$9.35      $      799,891      $1.20
          Options granted               (92,450)       92,450      $11.75-$14.75          1,227,575      13.28
          Options canceled                1,800        (1,800)      $1.67-$14.75            (10,788)      6.00
          Options exercised                          (167,313)       $.33-$11.75           (135,244)      0.81
                                      ---------     ---------                        --------------

    Balances, December 31, 1995         136,510       590,927        $.33-$14.75          1,881,434       3.18
          Additional shares
            reserved                  1,000,000
          Options granted              (859,128)      859,128       $7.50-$9.00           6,752,363       7.86
          Options canceled              147,958      (147,958)       $.47-$14.75         (1,413,857)      9.56
          Options exercised                          (186,918)       $.33-$7.50            (100,468)      0.54
                                      ---------     ---------                        --------------

    Balances, December 31, 1996         425,340     1,115,179        $.33-$14.75          7,119,472       6.38
          Options granted              (929,534)      929,534       $3.81-$5.00           4,536,769       4.88
          Options canceled              881,362      (881,362)      $3.81-$9.00          (6,987,932)      7.93
          Options exercised                           (80,149)       $.33-$7.50            (154,128)      1.92
                                      ---------     ---------                        --------------

    Balances, December 31, 1997         377,168     1,083,202                        $    4,514,181      $4.17
                                      =========     =========                        ==============


      Compensation of approximately $114,000 had been attributed to stock options granted after March 1994 and prior to the sale of the Company's common stock in an initial public offering. The compensation was recognized as a charge to income over the three-year vesting period commencing in October 1994 and terminating in September 1997.

                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

10.   Shareholders' Equity, continued:

      On August 19, 1997, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. Options to purchase a total of 733,072 shares at original exercise prices ranging from $7.50 to $14.75 per share were canceled and new options were issued at an exercise price of $5.00 per share, the fair market value of the stock on August 19, 1997. Vesting under the new options commenced on the date of the original options first vest date with an additional year added to the new options vesting period, increasing their original vesting period from three years to four years.


      Had compensation cost for the years ended December 31, 1997, 1996 and 1995 been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123 and been included in the Company's operations, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                                                    1997                1996           1995
                                                               ---------------      -------------  -------------
        Net income (loss) - pro forma                           $    (15,557)        $       126    $     3,625
                                                               ===============      =============  =============
        Net income (loss) per share -  pro forma                $      (2.71)        $      0.02    $      0.63
                                                               ===============      =============  =============


      The impact on pro forma income (loss) and pro forma net income (loss) per share in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to employees. This policy may or may not continue.

      The weighted average fair value of options granted in 1997, 1996 and 1995 was $2.22, $4.10, and $7.13, repectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions by subgroup:

                                                       1997                1996                1995
                                                ------------------  ------------------   -----------------
         Risk-free interest rate                   5.71%-6.09%         5.36%-6.36%          5.58%-7.25%
         Expected life                                  5                   3                   3
         Expected dividends                             -                   -                   -
         Volatility                                    0.75               0.75                 0.75


      The weighted average expected life was calculated based on the vesting period and the exercise behavior of the Company's employees. The risk-free interest rate was calculated in accordance with the grant date and estimated expected life.


                                   Continued

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

10.   Shareholders' Equity, continued:


      The options outstanding and currently exercisable by exercise price at December 31, 1997 and 1996 are as follows:

                                                                                      Options
                                                                                     Currently
                                          Options Outstanding                        Exercisable
                             ------------------------------------------     ---------------------------
                                                Weighted
                                Number          Average        Weighted         Number        Weighted
                             Outstanding       Remaining       Average       Exercisable      Average
              Exercise       December 31,     Contractual     Exercise      December 31,      Exercise
                Price            1997            Life           Price           1997           Price
                -----            ----            ----           -----           ----           -----
            $0.46-$0.46         179,573           4.33          $0.47          179,573          $0.47
            $2.00-$4.88         192,560           8.37          $4.25           63,367          $4.04
            $5.00-$5.00         705,069           9.63          $5.00          283,547          $5.00
            $7.50-$8.88           6,000           8.77          $8.54            2,250          $7.96
                              ---------                                        -------
                              1,083,202           8.52          $4.17          528,737          $3.36
                              =========                                        =======


                                                                                      Options
                                                                                     Currently
                                          Options Outstanding                        Exercisable
                             ------------------------------------------     ---------------------------
                                                Weighted
                                Number          Average        Weighted         Number        Weighted
                             Outstanding       Remaining       Average       Exercisable      Average
              Exercise       December 31,     Contractual     Exercise      December 31,      Exercise
                Price            1996            Life           Price           1996           Price
                -----            ----            ----           -----           ----           -----
            $0.33-$0.47         231,283           4.82          $0.46          231,283          $0.46
            $2.00-$4.50          47,600           7.41          $3.86           35,251          $3.83
            $7.50-$7.50         511,962           9.18          $7.50          115,725          $7.50
            $7.87-$9.00         263,334           9.30          $8.61           29,672          $8.80
            $9.35-$14.75         61,000           8.07         $11.36           35,001         $11.15
                              ---------                                        -------
                              1,115,179           8.17          $6.36          446,932          $3.94
                              =========                                        =======


11.   Segment Information:

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


                                   Continued
                                       46

                                 VIDEONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------

11.   Segment Information, continued:

      The Company's German office is primarily a sales office. Revenue, loss and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements.

      Geographic net export sales information is shown below (in thousands):

                                                                                  December 31,
                                                                ------------------------------------------------
                                                                     1997             1996             1995
                                                                --------------   --------------   --------------
        Revenues from unaffiliated customers:
              United States                                      $     13,317     $     16,852     $     17,210
              Europe                                                    2,007            4,774            6,823
              Asia                                                      2,637            3,925            6,865
              Americas (excluding the United States)                    1,994            3,644            2,663
                                                                --------------   --------------   --------------

                                                                 $     19,955     $     29,195     $     33,561
                                                                ==============   ==============   ==============



      For the years ended December 31, 1997, 1996, and 1995, no one customer accounted for more than 10% of revenues during the periods. The Company has no significant assets in foreign countries.


12.   401(k) Plan:

      In August 1994, the Company adopted a 401(k) employee savings plan wherein the employee can contribute up to specified Internal Revenue Code limits and the Company matches, at a rate of 50%, the first $800 contributed by the employee. The employee's entitlement to the Company matching contributions is fully vested on the date of contribution. The Company at its sole discretion with the Board of Directors' approval can make incremental contributions. To date, the Company has not made discretionary contributions. The Company's matching contributions charged against income totaled approximately $51,000, $52,000, and $38,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Information concerning the directors and executive officers of the Company is set forth under the caption "Election of Directors" with respect to directors and under the caption "Management" with respect to executive officers, contained in the Company's Proxy Statement (the "Proxy Statement") relating to its 1998 Annual Meeting of Shareholders to be held on or about August 19,1998 and is incorporated by reference into this Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(B) promulgated under the Securities Exchange Act of 1934. With the exception of the foregoing information and other information specifically incorporated by reference into this Report, the Proxy Statement is not being filed as a part hereof.

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


         The following financial statements are included in Item 8:
                  -        Report of Independent Accountants

                  -        Balance Sheets at December 31, 1997 and 1996

                  -        Statements of Income for the Years Ended December 31, 1997, 1996, and
                           1995

                  -        Statement of Shareholders' Equity for the Years Ended December 31,
                           1997, 1996, and 1995

                  -        Statements of Cash Flows for the Years Ended December 31, 1997, 1996,
                           and 1995

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

                  3.       Exhibits
         Exhibit No.
         -----------
              3.01         Amended and Restated Articles of Incorporation of Videonics, Inc.,
                           dated December 19, 1994. (3)

              3.02         Amended and Restated Bylaws of Videonics, Inc. as Adopted by the
                           Board of Directors on October 27, 1994 (3)

             10.01         Lease, dated July 6, 1994 between H-K Associates and Videonics, Inc.
                           at 1370 Dell Avenue, Campbell, California. (1)

             10.02         Lease, dated September 27, 1995 between Canton Gateway Office Park and Videonics, Inc. at 50 Albany Turnpike, Canton, Connecticut. (4)






             10.03         Sublease, dated July 11, 1996 between Diba, Inc. and Videonics, Inc.
                           at 270 Harbor Boulevard, Belmont, California. (4)

             10.04         Stock Option Plan, and related agreements. (2)

             10.05         Asset Purchase Agreement relating to the acquisition of Nova Systems,
                           Inc., by Videonics, Inc., dated September 7, 1995. (5)

             10.06         Asset Purchase Agreement relating to the acquisition of KUB Systems,
                           Inc., by Videonics, Inc., dated May 24, 1996. (6)

              10.7         Letter of Employment Agreement with Steve L. Peters. (4)

              10.8         Promissory Note issued in connection with loan by Videonics, Inc. to
                           Steve L. Peters. (4)

             +10.9         Letter of Employment Agreement with Yeshwant Kamath dated November
                           17, 1997.

              21.1         Subsidiaries

              23.1         Consent of Coopers & Lybrand L.L.P., Independent Accountants.

              27.1         Financial Data Schedule


         (b)      Reports on Form 8-K

       The Company filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 1997.
----------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-85734) as declared effective by the Commission on December 15, 1994, and incorporated herein by reference.

(2) Incorporated by reference to Registration Statement (No. 333-21003) on Form S-8.

(3)       Filed as an exhibit to the  Company's  Annual  Report on Form 10-K for
          the  year  ended  December  31,  1994,  and  incorporated   herein  by
          reference.

(4)       Filed as an exhibit to the  Company's  Annual  Report on Form 10-K for
          the  year  ended  December  31,  1996,  and  incorporated   herein  by
          reference.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated September 7, 1995, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 6, 1996, and incorporated herein by reference.

+         Confidential   treatment  of  certain   portions  of  this  Letter  of
          Employment Agreement has been applied for with the Securities and Exchange Commissions.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.

                                 VIDEONICS, INC.


   By: /s/ Michael L. D'Addio                By: /s/ James A. McNeill
       -----------------------------             -------------------------------
       Michael L. D'Addio                        James A. McNeill
       Chief Executive                           Vice President of Finance,
       Officer                                   Chief Financial Officer and
                                                 Assistant Secretary


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name and Signature                             Title                                    Date
------------------                             -----                                    ----
/s/ Michael L. D'Addio                         Chairman of the Board                    March 27, 1998
---------------------                          and CEO
Michael L. D'Addio


/s/ B. Yeshwant Kamath                         President                                March 27, 1998
---------------------
B. Yeshwant Kamath


/s/ Mark C. Hahn                               Vice President and Chief                 March 27, 1998
---------------------------------              Technical Officer
Mark C. Hahn


/s/ Carl E. Berg                               Director                                 March 27, 1998
---------------------------------
Carl E. Berg


/s/ N. William Jasper, Jr.                     Director                                 March 27, 1998
---------------------------------
N. William Jasper, Jr.


                                                VIDEONICS, INC.

                             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                                                            Page in
                                                                                                           Form 10-K
Financial statements:

         Report of Independent Accountants.......................................................................27

         Balance Sheets .........................................................................................28

         Statements of Income  ..................................................................................29

         Statements of Shareholders' Equity......................................................................30

         Consolidated Statements of Cash Flows...................................................................31

         Notes to Financial Statements...........................................................................32

Schedules:
                     Report of Independent Accountants...........................................................54

         II          Valuation and Qualifying Accounts...........................................................55

                     Schedules not listed above have been omitted because the information required to be set forth therein is not required or is shown in the financial statements or notes thereto.

Exhibits:

       10.9          Letter of Employment Agreement with Yeshwant Kamath dated November 17, 1997.................__

       21.1          Subsidiaries................................................................................__

       23.1          Consent of Coopers & Lybrand L.L.P., Independent Accountants................................__

       27.1          Financial Data Schedule.....................................................................__



                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                   INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE


Our report on the financial statements of Videonics, Inc. and subsidiaries is included on page 27 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 52 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                           Coopers & Lybrand L.L.P.







San Jose, California
January 30, 1998


                                                VIDEONICS, INC.
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       Valuation and Qualifying Accounts

                                                (in thousands)

                                                Balance at        Charged to                          Balance
                                                 Beginning         Costs and                        at End of
Description                                      of Period         Expenses        Deductions         Period
-----------                                      ---------         --------        ----------         ------
Year ended December 31, 1997
   Allowance for doubtful accounts:                 $123              $375           $(243)            $ 255

Year ended December 31, 1996
   Allowance for doubtful accounts:                 $173              $(10)           $(40)            $ 123

Year ended December 31, 1995
   Allowance for doubtful accounts:                 $150              $ 28            $ (5)            $ 173



                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                   ITEM 14(c)

                                    EXHIBITS