Form 10-K/A
period 1997-12-31
VIDEONICS INC
filed 1998-04-24
CIK 932113

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)
(Mark One)

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At March 31, 1998, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $7,837,003

       As of March 31, 1998, there were 5,812,899 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

       Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of Videonics Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated to read in their entirety as follows:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are as follows:

                                                         Director /
Name                    Age          Position            Officer Since

Michael L. D'Addio      53        Chairman, CEO                 1986
                                  & Director

Yeshwant Kamath         49        President &                   1997
                                  Director

Jeffrey A. Burt         44        V.P. Operations               1992

James Francis           33        E.V.P of Sales                1992
                                  and Marketing

Mark C. Hahn            48        V.P., Chief                   1986
                                  Technical Officer,
                                  Secretary & Director

James A. McNeill        52           V.P. of Finance,           1993
                                     CFO & Assistant
                                     Secretary

Stephen L. Peters       43           V.P. of Research           1996
                                     & Development

Carl E. Berg            60           Director                   1987

N. William Jasper, Jr.  49           Director                   1993


     Michael L. D'Addio, a co-founder of the Company, has served as Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in July 1986. In addition Mr. D'Addio served as the Company's President from July 1986 until November 1997. From May 1979 through November 1985 Mr. D'Addio served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D'Addio holds an A.B. degree in Mathematics from Northeastern University.

     Dr. Yeshwant Kamath, has served as President of the Company since November 1997. From 1993 to 1996, Dr. Kamath was the CEO and co-founder of KUB Systems, the assets of which were acquired by Videonics in 1996. From 1982 to 1992, he was the CEO and co-founder of Abekas Video Systems, which was acquired by Carlton Communications, Plc. Dr. Kamath received his MS in Electronics from Syracuse University in 1972 and his Ph.D. in Electronics from the University of California at Berkeley in 1975. Dr. Kamath currently serves on the Board of Directors of two public companies, Elantec Semiconductor, Inc. and Euphonix, Inc. and is on the Board of Directors of KTEH, the San Jose based PBS television station.

     Jeffrey A. Burt has served as Vice President of Operations of the Company since April 1992. From August 1991 to March 1992, Mr. Burt served the Company as its Materials Manager. Prior to that time, from October 1990 until July 1991, Mr. Burt acted as a consultant to the Company in the area of materials management. From May 1989 to October 1990, Mr. Burt served as the Director of Manufacturing of On Command Video. Mr. Burt holds a B.A. degree in Economics from the University of Wisconsin at Whitewater.

     James Francis served as Executive Vice President of Sales and Marketing from September 1995 until November 1997, at which time he resigned as an officer of the Company. From March 1992 to August 1995, Mr. Francis served the Company as its Vice President of International Sales. From May 1990 to March 1992, Mr. Francis served the Company as its Manager of Far East Marketing. Prior to joining the Company in 1990 Mr. Francis worked as a computer programmer with IBM Corporation. Mr. Francis holds a B.S. degree in Electrical Engineering and Japanese from Brigham Young University.

     Mark C. Hahn, a co-founder of the Company, has served as the Company's Chief Technical Officer since February 1996, and Corporate Secretary and Director since the Company's inception. Previously, Mr. Hahn served as the Company's Vice President of Research and Development from its inception. Prior to co-founding the Company, Mr. Hahn served as Vice President of Research and Chief Technologist of Corvus Systems from May 1979 to February 1986. Mr. Hahn holds a B.S. degree in Electrical Engineering from Princeton University and a M.S. degree in Electrical Engineering from Stanford University.

     James A. McNeill has served the Company as its Vice President of Finance and Chief Financial Officer since November 1993. Mr. McNeill has served as Assistant Secretary since October 1994. From 1991 until joining the Company, Mr. McNeill served as Vice President, Finance of JHK & Associates, Inc., a professional services firm. From 1978 to 1991, he served successively as Vice President of Finance and President of U.S. Controls Holding, Inc. and its subsidiaries, Reactor Controls, Inc. and Project Integration, Inc. Mr. McNeill holds a B.S. degree in Accounting from Pennsylvania State University and is a C.P.A. under the laws of California.

     Stephen L. Peters has served the Company as its Vice President of Research and Development since February 1996. From 1994 to February 1996, Mr. Peters acted as a consultant in the areas of international business planning and product development. From 1976 to 1980 and from 1983 to 1994, he served as a Division Manager, R&D Manager, R&D Section Manager, Project Manager, and development engineer at Hewlett-Packard. From 1980 to 1983 he served as Project manager and senior engineer at Advanced Technology Labs. Mr. Peters holds B.S. degrees from Oregon State University in Engineering Physics and Pre-medicine.

     Carl E. Berg, a co-founder of the Company, has served on the Company's Board of Directors since June 1987. Mr. Berg is currently, and has for the last eight years been, a private venture capital investor and industrial real estate developer. Mr. Berg is also a member of the Board of Directors of Integrated Device Technology, Inc., Valence Technology, Inc. and Systems Integrated Research.

     N. William Jasper, Jr. joined the Board of Directors of the Company in August 1993. Since 1983, Mr. Jasper has been the President and Chief Operating Officer of Dolby Laboratories, Inc.

BOARD COMMITTEES AND MEETINGS

      During the year ending December 31, 1997, there were four meetings of the Company's Board of Directors at which all members were present, except for Mr. Hahn, who was not present at one meeting.

      The Audit Committee was established on December 15, 1994. The members of the Audit Committee are Messrs. Berg and Jasper, neither of whom is an employee of the Company. The functions of the Audit Committee are to define the scope of the audit, review the auditor's reports and comments, and monitor the internal auditing procedures of the Company. The Audit Committee did not meet during 1997.

      The Compensation Committee was established on October 27, 1994. The members of the Compensation Committee are Messrs. Berg and Jasper, neither of whom is employed by the Company. The Compensation Committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards.
The Compensation Committee met one time during 1997.

      The Company does not presently have a Nominating Committee.



ITEM 11.          EXECUTIVE COMPENSATION


      The following table sets forth the total compensation earned by the Chief Executive Officer and other of the executive officers of the Company whose salary and bonus for 1997 exceeded $100,000 for services rendered in all capacities for the years ended December 31, 1997, 1996 and 1995.

                                             Summary Compensation Table

                                                                  Annual                  Long-Term
                                                               Compensation             Compensation          All Other
                                                         Salary             Bonus          Option/           Compensation
Principal Position                        Year             ($)               ($)          SARs (#)            ($) (3)
------------------                        ----             ---               ---          --------            -------
Michael L. D'Addio                        1997         $130,667                  0               0                  0
   Chief Executive Officer                1996          $92,000             $2,704               0                  0
                                          1995          $92,000            $19,068               0                  0


Yeshwant Kamath                           1997         $100,500(1)          $5,000(1)       40,008(2)               0
   President


Jeffrey A. Burt                           1997         $110,000                  0          30,000(4)         $30,200
   Vice President of                      1996          $92,000             $3,362          30,000            $70,517
   Operations                             1995          $92,000            $19,068               0            $64,133


James Francis                             1997          $50,000(7)         $84,454(5)       56,512(6)         $10,442
   Executive Vice President of            1996          $52,000           $124,160(5)       51,504                  0
   Sales and Marketing                    1995          $52,000           $149,958(5)        5,000           $229,875


James A. McNeill                          1997         $121,667            $11,667          30,000(8)               0
   Vice President of                      1996          $92,000             $2,704          30,000                  0
   Finance, CFO &                         1995          $92,000            $19,068               0                  0
   Assistant Secretary


Stephen L. Peters                         1997          $98,000            $42,000          60,010(9)         $10,000(10)
   Vice President of                      1996          $85,750(11)        $36,750(11)      50,004                  0
   Research and Development

(1) Dr. Kamath was appointed President of the Company in November 1997. According to his employment agreement, Dr. Kamath was guaranteed a $5,000 bonus for the year 1997.

(2)    Includes repriced options to purchase 40,008 shares of Common Stock.

(3) Amounts represent gain recognized on exercise of nonstatutory stock options issued under the Company's 1987 Stock Option Plan.

(4)    Includes repriced options to purchase 30,000 shares of Common Stock.

(5) With respect to Mr. Francis, bonus amounts are commissions calculated as a percentage of sales revenues.

(6)    Includes repriced options to purchase 56,512 shares of Common Stock.

(7)    Mr. Francis resigned from the Company in December 1997.

(8)    Includes repriced options to purchase 30,000 shares of Common Stock.

(9)    Includes repriced options to purchase 50,008 shares of Common Stock.

(10)   Represents relocation bonus.

(11) Mr. Peters joined the Company in February 1996. Mr. Peters was guaranteed a bonus of $3,500 per month during his first year of employment. Accordingly, the 1996 Summary Compensation Table information set forth above for 1996 includes only that compensation earned by Mr. Peters from February 19, 1996 through December 31, 1996.

      The following tables set forth as to the Chief Executive Officer and each of the executive officers named under the summary compensation table, certain information with respect to options to purchase shares of Common Stock of the Company as of and for the year ended December 31, 1997. No options were granted to Michael L. D'Addio, the Chief Executive Officer, for such year.

                                             Option/SAR Grants in 1997


                       Number of      % of Total                                      Potential Realizable
                      Securities       Options/                                      Value at Assumed Annual
                      Underlying         SARs         Exercise                        Rates of Stock Price
                        Option/       Granted to       or Base                          Appreciation for
                         SARs          Employees        Price                            Option Term (5)
Name                    (#) (1)        1997 (2)        Share)        Date         0% ($)     5% ($)       10% ($)
---------------------  --------        --------        ------        -----        ------     ------       -------
Jeffrey A. Burt          30,000(3)         3.2%        $5.00        8/19/07         0        $94,334     $239,061
James Francis            56,512(3)         6.1%        $5.00        8/19/07         0       $177,700     $450,328
Yeshwant Kamath          40,008(3)         4.3%        $5.00        8/19/07         0       $125,804     $318,812
James A. McNeill         30,000(3)         3.2%        $5.00        8/19/07         0        $94,334     $239,061
Stephen L. Peters        10,002(4)         1.1%        $3.81        4/15/07         0        $23,985      $60,782
                         50,008(3)         5.4%        $5.00        8/19/07         0       $157,249     $398,499

(1) Options granted in this table have exercise prices equal to the fair market value on the date of grant. All such options typically become exercisable at a rate of 1/8 after the first full six months of employment, and 1/8 every six months thereafter for a total four year vesting period following the date of grant. Options granted prior to August 19, 1997, typically became exercisable at a rate of 1/6 after the first full six months of employment, and 1/6 every six months thereafter for a total three year vesting period following the date of grant.

(2) The Company granted options to purchase a total of 929,534 shares of Common Stock to employees in 1997.

(3) Options were issued in connection with the Company's August 19, 1997 repricing. Repriced options had vesting periods extended from three years to four years.

(4) Mr. Peters grant of 10,002 shares in April 1997 were issued under a three year vesting schedule.

(5) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (0%, 5%, 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed rates of appreciation (over the deemed fair market value at the grant date) are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future of the Company's Common Stock.

                                      Aggregated Option/SAR Exercises in 1997
                                           and Year-End Option/SAR Values

                         Shares                       Number of Securities                 Value of Unexercised
                      Acquired on     Value          Underlying Unexercised              In-the-Money Options/SARs
                        Exercise    Realized        Options/SARs at Year-End                  at Year-End(1)
Name                       #          $           Exercisable      Unexercisable        Exercisable      Unexercisable
--------------------   --------- -----------      -----------      -------------        -----------      -------------
Michael L. D'Addio   -        -         -               -             -                     -
Yeshwant Kamath   -        -          15,003           25,005         -                     -
Jeffrey A. Burt           6,000      $30,200           38,250         18,750              $98,775             -
James Francis             2,000      $10,442           56,881          -                 $102,433             -
Mark C. Hahn               -          -                 -              -                   -                  -
James A. McNeill   -        -         11,250           18,750         -                     -
Stephen L. Peters   -        -        20,420           39,590           $520               $2,601

(1) Calculated on the basis of the closing price of $4.13 on December 31, 1997, minus the exercise price.



                                           Ten-Year Option/SAR Repricing

                                                        Market                                       Length of
                                      Number of        Price of         Exercise                     Original
                                     Securities        Stock at         Price at                    Option Term
                                     Underlying         Time of          Time of                   Remaining at
                                     Option/SARs       Repricing        Repricing       New           Date of
                                     Repriced or          or               or        Exercise      Repricing or
Name                        Date       Amended         Amendment        Amendment      Price         Amendment
----------------------      ----       -------         ---------        ---------      -----         ---------
Jeffrey A. Burt            8/19/97       30,000          $5.00           $7.50         $5.00     8 years 177 days
James Francis              8/19/97        5,000          $5.00          $11.75         $5.00     7 years 139 days
                           8/19/97       51,512          $5.00           $7.50         $5.00     8 years 177 days
Yeshwant Kamath            8/19/97       40,008          $5.00           $9.00         $5.00     8 years 285 days
James A. McNeill           8/19/97       30,000          $5.00           $7.50         $5.00     8 years 177 days
Stephen L. Peters          8/19/97       50,008          $5.00           $7.50         $5.00     8 years 177 days

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


BENEFICIAL OWNERS


      The following table sets forth, as of March 6, 1998, certain information with respect to each person known by the Company to be a beneficial owner, as defined in Rule 13d-3 ("Rule 13d-3") promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act"), of more than 5% of the outstanding Common Stock of the Company.


                                                                 Percentage of
Name and Address               Number of Shares                  Outstanding
of Beneficial Owner            Beneficially Owned                Common Stock

Carl E. Berg
10050 Bandley Drive
Cupertino, CA 95014                  1,142,305                             19%

Michael L. D'Addio
1370 Dell Avenue
Campbell, CA 95008(1)                  902,962                             15%

Mark C. Hahn
1370 Dell Avenue
Campbell, CA 95008(2)                  563,831                              9%

Joseph M. Cohen; Cowen &
Company; Cowen, Incorporated
Financial Square
New York, NY 10005-3597                541,500                              9%

State of Wisconsin
  Investment Board
P.O. Box 7842
Madison, WI  53707                     535,000                              9%

Wisdom Tree
  Capital Management
1633 Broadway
38th Floor
New York, NY  10019                    533,105                              9%


(1) Includes 6,000 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter held by Mr. D'Addio's spouse, a Company employee.

(2) Includes 6,000 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter held by Mr. Hahn's spouse, a Company employee.

MANAGEMENT

      The following table sets forth certain information, as of March 6, 1998 concerning each director and each executive officer, including their beneficial ownership as defined in Rule 13d-3, of shares of Common Stock and beneficial ownership of Common Stock by all officers and directors as a group.



                                           Director/                                 Shares          Percent
                                           Officer                                   Beneficially    Beneficially
Name                             Age       Since          Positions                  Owned           Owned
Carl E. Berg                     60        1987           Director                    1,142,305            19%

Michael L. D'Addio(1)            53        1986           Chairman, CEO,                902,962            15
                                                           & Director

Mark C. Hahn(2)                  48        1986           V.P., Chief                   563,831             9
                                                          Technical Officer,
                                                          Secretary & Director

N. William Jasper, Jr.(3)        49        1993           Director                       32,813             *

Yeshwant Kamath(4)               49        1997           President & Director           15,003             *

Jeffrey A. Burt(5)               44        1992           V.P. of Operations             42,000             *

James Francis(6)                 33        1992           E.V.P. of Sales and            56,881             *
                                                          Marketing

James A. McNeill(7)              52        1993           V.P. of Finance,               95,000             2
                                                          CFO & Assistant
                                                          Secretary

Stephen L. Peters(8)             43        1996           V.P. of Research and           29,338             *
                                                          Development

All executive officers and directors as a Group (9 persons)(9)                        2,880,133            48%


* Represents less than 1%

(1) Includes 6,000 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter held by Mr. D'Addio's spouse, a Company employee.

(2) Includes 6,000 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter held by Mr. Hahn's spouse, a Company employee.

(3) Includes 32,813 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter.

(4) Includes 15,003 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter.

(5) Includes 42,000 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter.

(6) Includes 56,881 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter.

(7) Includes 15,000 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter.

(8) Includes 28,338 shares subject to stock options exercisable as of March 6, 1998 or within 60 days thereafter.

(9) Includes an aggregate of 202,035 shares subject to stock options included pursuant to notes (1) - (8).


EMPLOYMENT AGREEMENTS

      In February 1996, the Company entered into an employment agreement with Mr. Peters, pursuant to which he presently receives a base salary of $98,000 per year, plus a guaranteed bonus of $42,000 the first year, $38,000 in the second year, and $34,000 in the third year. In addition, Mr. Peters is eligible to receive an incentive bonus, in his second and third years of employment, based on performance. Pursuant to this agreement, Mr. Peters received an option to purchase 50,004 shares of the Company's Common Stock under the Stock Option Plan at an exercise price of $7.50 per share which vests over three years. The agreement provides that if Mr. Peters is terminated within one year after a merger or buyout, his shares will be fully vested and he will receive one year's severance pay.

      In November 1997, the Company entered into an employment agreement with Dr. Kamath, pursuant to which he presently receives a base salary of $150,000 per year, with a guaranteed bonus of $5,000 for 1997. In addition, Dr. Kamath is eligible to receive an incentive bonus, in 1998, based on performance. Pursuant to this agreement, Dr. Kamath is to receive options to purchase 320,000 shares of the Company's Common Stock. These options are to be granted by the Company's Board of Directors no later than March 31, 1998, at fair market value, and will vest over four years. The agreement provides that if Dr. Kamath is terminated within one year after a merger or buyout, his shares will be fully vested and he will receive one years severance pay.

REMUNERATION OF NON-EMPLOYEE DIRECTORS

      The Company does not compensate  non-employee directors who are also major
shareholders,   such  as  Mr.  Berg,  for  their  services.  Other  non-employee directors, such as Mr. Jasper, receive $500 for each board meeting attended.


REPORT OF THE COMPENSATION COMMITTEE WITH RESPECT TO EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors (the "Committee") was established on October 27, 1994. The functions of the Committee are to make recommendations to the Board concerning salaries and incentive compensation for the Company's executive officers.

      The  Company's  executive  compensation  program has been  designed to (i)
attract and retain executives capable of leading the Company to meet its business objectives and to motivate them to enhance long-term shareholder value through compensation that is comparable to the levels offered by other companies in similar industries; (ii) motivate key executive officers to achieve strategic business initiatives and reward them for their achievement; and (iii) align the interests of executives with the long-term interests of the Company's shareholders through award opportunities resulting in the ownership of the Company's Common Stock. Annual compensation for the Company's executive officers may consist of three elements: cash salary, cash incentive bonus, and stock option grants. Stock option grants provide an incentive which focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. These stock options will generally provide value to the recipient only when the price of the Company's stock increases above the option grant price.

     The Committee recognizes that the salary paid to Mr. D'Addio, the Company's Chief Executive Officer, is substantially below that paid to others in comparable positions of similar companies. Therefore, the Committee increased the annual salary of Mr. D'Addio to $150,000 in 1997 from $92,000. Mr. D'Addio had previously declined salary increases recommended by the Committee since 1994. The Committee believes that Mr. D'Addio's current salary is still significantly below the salary of CEO's in comparable public companies. However, Mr. D'Addio has to date declined any additional increase.

      During 1998, it is anticipated that the Committee will conduct annual performance reviews comparing actual Company progress against annual plans. Elements of such plans, including progress on product development, sales and marketing, expense control and organizational development, may be considered.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      The Compensation Committee consists of Messrs. Berg and Jasper, neither of whom is employed by the Company. There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers of such entities.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1997, provided, however, that two timely filed Form 4 reports for Mr. Berg were later amended to reflect the nature of ownership of the applicate securities.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification from the Company is being sought nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agents.

      Pursuant to Mr. Peters' employment agreement, the Company loaned Mr. Peters $250,000 on January 24, 1998. The loan bears interest at a rate of 6% per annum, and is due and payable in one lump sum on January 4, 2000. The loan is secured by a deed of trust on Mr. Peters' home in Saratoga, California.


PERFORMANCE MEASUREMENT COMPARISON

      The following graph compares the total shareholder return of the Common Stock of the Company, CRSP Total Return Index for the Nasdaq Stock Market (Domestic Companies) and the CRSP Total Return Index for the Nasdaq Electronic Component Companies, since December 15, 1994. The graph assumes that $100.00 was invested on December 15, 1994, the effective date of the Company's initial public offering of Common Stock.

(The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T)

                                           Cumulative Total Return
                                ----------------------------------------------------
                                12/15/94   12/31/94   12/31/95   12/31/96   12/31/97
Videonics, Inc.                      100        116        107        81          38
Nasdaq (Domestic)                    100        103        149       183         225
Electronic Component Companies       100        106        175       303         317

      The Company's stock was publicly traded for sixteen calendar days during the Company's year ended December 31, 1994. These indices are calculated on a dividend reinvested basis. The Company emphasizes that the performance of the Company's stock over the period shown is not necessarily indicative of the future performance of the Company's stock.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of April, 1998.

                                 VIDEONICS, INC.


   By:  /s/ Michael L. D'Addio                   By: /s/ James A. McNeill
        Michael L. D'Addio                           James A. McNeill
        Chief Executive                              Vice President of Finance,
        Officer                                      Chief Financial Officer
                                                     and Assistant Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Name and Signature              Title                            Date


/s/ Michael L. D'Addio          Chairman of the Board            April 21, 1998
---------------------
Michael L. D'Addio              and CEO


/s/ B. Yeshwant Kamath          President                        April 21, 1998
---------------------
B. Yeshwant Kamath


/s/ Mark C. Hahn                Vice President and Chief         April 21, 1998
---------------------
Mark C. Hahn                    Technical Officer


/s/ Carl E. Berg                Director                         April 21, 1998
---------------------
Carl E. Berg


/s/ N. William Jasper, Jr.      Director                         April 21, 1998
--------------------------
N. William Jasper, Jr.