Form 10-Q
period 1998-03-31
VIDEONICS INC
filed 1998-05-14
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q
                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April, 30, 1998, there were 5,812,899 shares of the Registrant's Common Stock outstanding.

     This quarterly report on form 10-Q, including all exhibits, contains 12 pages, of which this is page 1. The exhibit index is located on page 11 of this report.

===============================================================================

     The accompanying notes are an integral part of these financial statements.



PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Quarter Ended
                                                       March 31,
                                              1998               1997

Net revenues                                $4,719              $4,501

Cost of revenues                             2,977               3,542
            Gross profit                     1,742                 959

Operating expenses:
   Research and development                  1,382               1,983
   Selling and marketing                     1,641               1,786
   General and administrative                  424                 599
   Amortization of intangible assets             -                  99
                                             3,447               4,467
               Operating loss               (1,705)             (3,508)

Interest income (expense), net                  (1)                 91
            Loss before income taxes        (1,706)             (3,417)

Benefit from income taxes                        -              (1,005)

               Net loss                    $(1,706)            $(2,412)
                                            =======             =======

Net loss per common share and per
 common share - assuming dilution          $ (0.29)            $ (0.42)
                                             ======              ======
Shares used in computing net loss per
 common share and per common share
 - assuming dilution                         5,790               5,730
                                             =====               =====


===============================================================================



                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                              March 31,         December 31,
ASSETS                                          1998               1997
                                            (unaudited)
Current assets:
   Cash and cash equivalents                   $1,030                $992
   Accounts receivable, net                     1,453               1,291
   Inventories                                  9,369               9,938
   Prepaid income taxes                           173                 550
   Prepaids and other current assets              254                 219
            Total current assets               12,279              12,990

Property and equipment, net                     2,305               2,438
Other assets                                      266                 266

               Total assets                   $14,850             $15,694
                                               ======              ======
LIABILITIES

Current liabilities:
   Note payable to shareholder                   $619
   Accounts payable                             1,661              $1,442
   Accrued expenses                             1,657               1,646
            Total current liabilities           3,937               3,088

SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,813 shares at
      March 31, 1998 and 5,785 shares at
      December 31, 1997                        20,626              20,613

Retained deficit                               (9,713)             (8,007)
  Total shareholders' equity                   10,913              12,606

  Total liabilities and shareholders' equity  $14,850             $15,694
                                               ======              ======
===============================================================================

The accompanying notes are an integral part of these financial statements.


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



Quarter Ended
                                                                                                    March 31,
                                                                                             1998                1997
Cash flows from operating activities:
          Net cash used in operating activities                                            $ (439)            $(1,343)

Cash flows from investing activities:
   Purchase of property and equipment                                                        (155)               (454)
   Proceeds from marketable securities                                                          -               1,500
          Net cash provided by (used in) investing activities                                (155)              1,046

Cash flows from financing activities:

   Proceeds from issuance of note payable                                                     619                   -
   Proceeds from issuance of common stock                                                      13                  46
          Net cash provided by financing activities                                           632                  46

Increase in cash and cash equivalents                                                          38                (251)

Cash and cash equivalents at beginning of year                                                992               6,538

Cash and cash equivalents at end of quarter                                               $ 1,030             $ 6,287
                                                                                            =====               =====



===============================================================================




                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at March 31, 1998 and for the three month period then ended are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998, or any future interim period.

2.       Inventories comprise (in thousands):

                                            March 31,        December 31,
                                                1998                1997
                                          (unaudited)

            Raw materials                    $ 7,277              $7,649
            Work in process                      727                 437
            Finished goods                     1,365               1,852
                                              ------              ------
                                              $9,369              $9,938
                                              ======              ======

3.       Note Payable to Shareholder:

         During the quarter ended March 31, 1998, the Company issued a secured promissory note due to a certain shareholder of the Company for repayment of a loan to the Company in the principal amount of $619,000 (the "Promissory Note"). The principal amount bears simple interest at a rate of 8.5% per year. Principal and accrued interest are due upon demand.

===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of the factors set forth in this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Company's other public filings.

Results of Operations

         Net Revenues. Net revenues increased approximately 5% from $4.5 million in the first quarter of 1997 to $4.7 million in the first quarter of 1998. Revenues between comparison quarters would have been similar if not for the cancellation of an OEM contract in the first quarter of 1997 which resulted in a one-time adjustment to revenues of $335,000.

         Gross Profit. Gross profit increased approximately 82% from $959,000 in the first quarter of 1997 to $1.7 million in the first quarter of 1998. Gross profit, as a percentage of net revenues, increased to approximately 37% in the first quarter of 1998 from approximately 21% for the first quarter of 1997. Gross margins between comparison quarters would have been similar if not for cost of revenue adjustments in the first quarter of 1997 totaling $733,000 to inventory reserves for components rendered obsolete by product revisions and to warranty reserves for new product hardware updates.

         Research and Development. Research and development expenses decreased approximately 30% to $1.4 million during the first quarter of 1998 compared to $2.0 million in the first quarter of 1997, related primarily to decreased personnel and reduced use of consultants.

         Selling and Marketing. Selling and marketing expenses decreased approximately 8% to $1.6 million in the first quarter of 1998 compared to $1.8 million in the first quarter of 1997. As a percentage of net revenues, these expenses decreased to 35% in the first quarter of 1998 compared to 40% in the first quarter of 1997. The decrease is related primarily to decreased personnel and reduced advertising expenses.

         General and Administrative. General and administrative expenses decreased approximately 29% to $424,000 in the first quarter of 1998 compared to $599,000 in the first quarter of 1997. As a percentage of net revenues, these expenses decreased to 9% in the first quarter of 1998 compared to 13% in the first quarter of 1997. Excluding a charge in the first quarter of 1997 totaling $263,000 to bad debt reserves for specific accounts, expenses for the first quarter 1998 were 26% higher due primarily to higher legal, audit and tax preparation expenses.

         Interest Income (Expense). The Company had net interest expense of $1,000, in the first quarter of 1998 compared to interest income of $91,000 in the first quarter of 1997. This difference is primarily due to interest expense calculated on the Promissory Note only partially offset by interest income on lower cash balances available for investment.

         Benefit from Income Taxes. During the first quarter of 1998, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. During the first quarter of 1997, the Company recorded a tax benefit totaling $1.0 million. This benefit was based on a 30 percent tax rate which had been calculated based on anticipated net income for the year.

         Factors That May Affect Future Results of Operations: The Company believes that in the future its results of operations could be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript, MXPro, and Effetto Pronto.

         Due primarily to the factors noted above, the Company has experienced substantial volatility in its operations. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1997 Form 10-K section entitled "Business - Research and Development".

Liquidity and Capital Resources

         From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. In January of 1998, the Company again financed its operations through a shareholder loan totaling $619,000. As of March 31, 1998, the Company had $1.0 million of cash and cash equivalents.

         Net cash used by operations was $439,000 for the first quarter of 1998 compared to net cash used in operations of $1,343,000 for the same period last year. The use of cash from operating activities during the first quarter of 1998 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories and depreciation, an increase in receivables, offset partially by a decrease in inventories and prepaid income taxes and an increase in accounts payable. The use of cash in operating activities during the first quarter of 1997 was primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories, depreciation and amortization, and an increase in inventories, all offset partially by a decrease in receivables. Net cash used by investing activities for the first quarter of 1998 was $155,000, due to property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities for the first quarter of 1997 was $1.0 million, primarily due to the sale of marketable securities offset partially by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the first quarter of 1998 was $632,000, primarily because of the Promissory Note and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans. Net cash used in financing activities during the first quarter of 1997 was $46,000 received from the exercise of the stock options issued under the Company's Stock Option Plans.

         The Company believes that loans from a shareholder, together with its operating cash flows will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1998.

===============================================================================

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit No.           Description of Document

           27                    Financial Data Schedule

(b)        No reports on Form 8-K were filed during the quarter ended
           March 31, 1998.


===============================================================================

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          VIDEONICS, INC.
                                          Registrant

                                          May 12, 1998
                                          Date


                                      By: /s/ James A. McNeill
                                          ---------------------
                                          James A. McNeill
                                          Vice President of Finance,
                                          Chief Financial Officer and
                                          Assistant Secretary
                                         (Principal Accounting Officer
                                          and Authorized Signer)




===============================================================================

                                INDEX OF EXHIBITS



Exhibits:

27.           Financial Data Schedule......................................12