Form 10-Q
period 1998-06-30
VIDEONICS INC
filed 1998-08-12
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

                                or

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



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of July, 31, 1998, there were 5,854,149 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 11 pages, of which this is page 1. The exhibit index is located on page 10 of this report.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                                 Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                              --------------------         ---------------------
                                              1998           1997           1998           1997
                                              ----           ----           ----           ----
Net revenues                               $  5,907       $  5,467       $ 10,626       $  9,968

Cost of revenues                              3,470          3,177          6,447          6,719
                                           --------       --------       --------       --------
         Gross profit                         2,437          2,290          4,179          3,249
                                           --------       --------       --------       --------

Operating expenses:
   Research and development                   1,189          1,607          2,571          3,590
   Selling and marketing                      1,780          1,925          3,421          3,711
   General and administrative                   351            407            775          1,006
   Amortization of intangibles                                  98                           197
                                           --------       --------       --------       --------
                                              3,320          4,037          6,767          8,504
                                           --------       --------       --------       --------
         Operating loss                        (883)        (1,747)        (2,588)        (5,255)
                                           --------       --------       --------       --------

Other income, net                                10             78              9            169
                                           --------       --------       --------       --------
         Loss before income
            taxes                              (873)        (1,669)        (2,579)        (5,086)

Benefit from income
   taxes                                        (32)          (448)           (32)        (1,453)
                                           --------       --------       --------       --------

         Net loss                          $   (841)      $ (1,221)      $ (2,547)      $ (3,633)
                                           ========       ========       ========       ========

Net loss per common share and per
 common share - assuming dilution          $  (0.14)      $  (0.21)      $  (0.44)      $  (0.63)
                                           ========       ========       ========       ========

Shares used in computing net loss per
 common share and per common share
 - assuming dilution                          5,831          5,736          5,810          5,733
                                           ========       ========       ========       ========

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                  June 30,    December 31,
                           ASSETS                                   1998          1997
                                                                 --------       --------
                                                                (unaudited)
  Current assets:
     Cash and cash equivalents                                   $    924       $    992
     Accounts receivable, net                                       1,794          1,291
     Inventories                                                    8,713          9,938
     Recoverable income taxes                                           2            550
     Prepaids and other current assets                                114            219
                                                                 --------       --------
              Total current assets                                 11,547         12,990

  Property and equipment, net                                       2,033          2,438
  Other assets                                                        266            266
                                                                 --------       --------

                 Total assets                                    $ 13,846       $ 15,694
                                                                 ========       ========

                          LIABILITIES

  Current liabilities:
     Loan payable to shareholder                                 $    600
     Accounts payable                                               1,624       $  1,442
     Accrued expenses                                               1,531          1,646
                                                                 --------       --------
              Total current liabilities                             3,755          3,088
                                                                 --------       --------

     SHAREHOLDERS' EQUITY

  Common stock, no par value:
     Authorized:  30,000 shares
     Issued and outstanding: 5,854 shares at
        June 30, 1998 and 5,785 shares at
        December 31, 1997                                          20,645         20,613

  Accumulated deficit                                             (10,554)        (8,007)
                                                                 --------       --------
              Total shareholders' equity                           10,091         12,606
                                                                 --------       --------

                 Total liabilities and shareholders' equity      $ 13,846       $ 15,694
                                                                 ========       ========

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                                     ---------------------
                                                                       1998          1997
                                                                     -------       -------
  Cash flows from operating activities:
            Net cash used in operating activities                       (495)       (2,914)
                                                                     -------       -------

  Cash flows from investing activities:
     Purchase of property and equipment                                 (205)         (674)
     Proceeds from sales of marketable securities                       --           1,500
                                                                     -------       -------

            Net cash provided by (used in) investing activities         (205)          826
                                                                     -------       -------

  Cash flows from financing activities:
     Proceeds from issuance of loans payable to shareholder              619          --
     Repayments on loans payable to shareholder                          (19)         --
     Proceeds from issuance of common stock                               32            47
                                                                     -------       -------
            Net cash provided by financing activities                    632            47
                                                                     -------       -------

  Decrease in cash and cash equivalents                                  (68)       (2,041)

  Cash and cash equivalents at beginning of year                         992         6,538
                                                                     -------       -------

  Cash and cash equivalents at end of period                         $   924       $ 4,497
                                                                     =======       =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at June 30, 1998 and for the six month period then ended are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for this six month period ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998, or any future interim period.

2.       Inventories comprise (in thousands):

                                            June 30,      December 31,
                                              1998            1997
                                            -------         -------
                                          (unaudited)

            Raw materials                   $ 6,866          $7,649
            Work in process                     431             437
            Finished goods                    1,416           1,852
                                            -------         -------
                                            $ 8,713          $9,938
                                            =======          ======

3.       Loans Payable to Shareholder:

         During the quarter ended March 31, 1998, the Company issued a secured promissory note due to a certain shareholder of the Company for repayment of a loan to the Company in the principal amount of $619,000. The principal amount bore simple interest at a rate of 8.5% per year. Principal and accrued interest were due upon demand. On April 3, 1998, the Company repaid $19,000 of principal and all accrued interest through March 31, 1998 and replaced this note with an unsecured loan from the same shareholder. The loan, in the amount of $600,000, bore interest at a rate of 8.5% per year and was initially due on July 3, 1998. In July 1998, the loan was renewed under the same terms, and is due on October 16, 1998.

4.       Recent Accounting Pronouncement:

         In June of 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the effects of this standard and believes there will be no material impact on the Company's financial position or results of operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those expressed or forecasted in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the factors set forth in this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Company's other public filings.

Results of Operations

       Net Revenues. Net revenues increased approximately 8% in the second quarter of 1998 compared to the second quarter of 1997 and 7% in the first six months of 1998 compared to the first six months of 1997. The increase is primarily attributable to sales of MXPro, which began shipping in April 1998.

       Gross Profit. Gross profit increased approximately 6% in the second quarter of 1998 compared to the second quarter of 1997 and 29% in the first six months of 1998 compared to the first six months of 1997. Gross profit, as a percentage of net revenues, were approximately 41% in the second quarter of 1998 compared to approximately 42% in the second quarter of 1997 and approximately 39% in the first six months of 1998 compared to approximately 33% in the first six months of 1997. Gross margins between six month periods would have been similar if not for cost of revenue adjustments in the first quarter of 1997 totaling $733,000 to inventory reserves for components rendered obsolete by product revisions and to warranty reserves for new product hardware updates.

       Research and Development. Research and development expenses decreased 26% and 28%, respectively, between the quarterly and six month comparison periods in fiscal years 1997 and 1998 and decreased as a percentage of net revenues. The decreased expenses were primarily due to a reduction of personnel and the reduced use of consultants.

       Selling and Marketing. Selling and marketing expenses decreased 8% between the second quarter of 1997 and the second quarter of 1998 and 8% between the first six months of 1997 and the first six months of 1998. The decrease is related primarily to a reduction of personnel.

       General and Administrative. General and administrative expenses decreased 14% between the quarterly comparison periods and decreased 23% between the six month comparison periods in fiscal years 1997 and 1998. The decrease relates primarily to lower administrative costs.

       Interest Income The Company had net interest income of $10,000, in the second quarter of 1998 compared to net interest income of $78,000 in the second quarter of 1997 representing a decrease of 87%. This decrease is primarily due to interest expense calculated on shareholder loans offset by interest income on lower cash balances available for investment and interest income from a long outstanding state tax refund claim.

       Benefit from Income Taxes. During the second quarter of 1998 the Company recorded an income tax benefit of $32,000 as a result of a state tax refund. During the first six months of 1998, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. During the first six months of 1997, the Company had recorded a tax benefit totaling $1.5 million. This benefit was based on a 30% tax rate which had been calculated based on anticipated net income for the year.

       Factors That May Affect Future Results of Operations: The Company believes that in the future its results of operations could be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript, MXPro, and Effetto Pronto in 1996, 1997 and 1998.

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


Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds to the Company of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. In January of 1998, the Company again financed its operations through a shareholder loan totaling $619,000. As of June 30, 1998, the Company had $924,000 of cash and cash equivalents.

       Net cash used by operations was $495,000 for the first six months ended June 30, 1998 compared to net cash used in operations of $2.9 million for the same period in 1997. The use of cash from operating activities during the first six months of 1998 is primarily due to a net loss before depreciation, an increase in receivables, offset partially by a decrease in inventories and recoverable income taxes. The decrease in cash from operating activities during the first six months ended June 30, 1997 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories, and depreciation and amortization, an increase in inventories, an increase in recoverable income taxes, offset partially by a decrease in receivables. Net cash used by investing activities for the first six months ended June 30, 1998 was $205,000, due to property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities for the first six months ended June 30, 1997 was $826,000, primarily due to the sale of marketable securities offset partially by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the first six months of 1998 was $632,000, primarily because of shareholder loans and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans. Net cash provided by financing activities during the first six months of 1997 was $47,000, due entirely to the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plan.

       The Company believes that its cash balances, together with its operating cash flows and shareholder borrowings will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of 1998.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit No.           Description of Document
        ----------            -----------------------

        27                    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      VIDEONICS, INC.
                                               ----------------------------
                                                        Registrant

                                                      August 6, 1998
                                               ----------------------------
                                                           Date


                                            By:/s/  James A. McNeill
                                               ----------------------------
                                                    James A. McNeill
                                               Vice President of Finance,
                                               Chief Financial Officer and
                                                   Assistant Secretary
                                            (Principal Financial and Accounting
                                               Officer and Authorized Signer)

                                INDEX OF EXHIBITS



Exhibits:


         27          Financial Data Schedule..................................11