Form 10-Q
period 1998-09-30
VIDEONICS INC
filed 1998-11-05
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

      [X]      QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________


                         Commission File Number 0-25036


                                 VIDEONICS, INC.
               (Exact name of Registrant as specified in its charter)


          California                                         77-0118151
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)


                    1370 Dell Ave, Campbell, California 95008
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 866-8300



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of October 30, 1998, there were 5,854,149 shares of the Registrant's Common Stock outstanding.

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
                                                             (unaudited)


                                                      Three Months Ended                        Nine Months Ended
                                                         September 30,                           September 30,
                                                       ------------------                       ----------------
                                                    1998                1997                1998               1997
                                                    ----                ----                ----               ----
Net revenues                                     $ 5,025             $ 5,360             $15,651            $15,328

Cost of revenues                                   2,959               2,916               9,406              9,635
                                                 -------             -------             -------            -------
         Gross profit                              2,066               2,444               6,245              5,693
                                                 -------             -------             -------            -------

Operating expenses:
   Research and development                        1,173               1,615               3,744              5,205
   Selling and marketing                           1,685               2,097               5,106              5,808
   General and administrative                        336                 341               1,111              1,347
   Amortization of intangibles                         -                  98                   -                295
                                                 -------             -------             -------            -------
                                                   3,194               4,151               9,961             12,655
                                                 -------             -------             -------            -------
         Operating loss                           (1,128)             (1,707)             (3,716)            (6,962)
                                                 -------             -------             -------            -------

Other income (expense) net                            (9)                 69                   -                238
                                                 -------             -------             -------            -------
         Loss before income
            taxes                                 (1,137)             (1,638)             (3,716)            (6,724)

Benefit from income
   taxes                                               -                (470)                (32)            (1,923)
                                                 -------             -------             -------            -------

         Net loss                                $(1,137)            $(1,168)            $(3,684)           $(4,801)
                                                 =======             =======             =======            =======

Net loss per common share and per
 common share - assuming dilution                $ (0.19)            $ (0.20)            $ (0.63)           $ (0.84)
                                                 =======             =======             =======            =======

Shares used in computing net loss per
common share and per common share
- assuming dilution                                5,854               5,741               5,825              5,735
                                                 =======             =======             =======            =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    September 30,  December  31,
                           ASSETS                        1998          1997
                                                        ------        ------
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                          $  1,221      $    992
   Accounts receivable, net                              1,210         1,291
   Inventories                                           8,204         9,938
   Recoverable income taxes                                  2           550
   Prepaids and other current assets                       125           219
                                                      --------      --------
            Total current assets                        10,762        12,990

Property and equipment, net                              1,803         2,438
Other assets                                               266           266
                                                      --------      --------

               Total assets                           $ 12,831      $ 15,694
                                                      ========      ========

                        LIABILITIES

Current liabilities:
   Loan payable to shareholder                        $  1,000             -
   Accounts payable                                      1,431      $  1,442
   Accrued expenses                                      1,446         1,646
                                                      --------      --------
            Total current liabilities                    3,877         3,088
                                                      --------      --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,854 shares at
      September 30, 1998 and 5,785 shares at
      December 31, 1997                                 20,645        20,613

Accumulated deficit                                    (11,691)       (8,007)
                                                      --------      --------
        Total shareholders' equity                       8,954        12,606
                                                      --------      --------

          Total liabilities and shareholders' equity  $ 12,831      $ 15,694
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



                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    -----------------
                                                                      1998       1997
                                                                   -------    -------
Cash flows from operating activities:
          Net cash used in operating activities                       (464)    (4,167)
                                                                   -------    -------

Cash flows from investing activities:
   Purchase of property and equipment                                 (339)    (1,204)
   Proceeds from sales of marketable securities                          -      1,500
                                                                   -------    -------

          Net cash provided by (used in) investing activities         (339)       296
                                                                   -------    -------

Cash flows from financing activities:
   Proceeds from issuance of loans payable to shareholder            1,019          -
   Repayments on loans payable to shareholder                          (19)         -
   Proceeds from issuance of common stock                               32         50
                                                                   -------    -------
          Net cash provided by financing activities                  1,032         50
                                                                   -------    -------

Increase (decrease) in cash and cash equivalents                       229     (3,821)

Cash and cash equivalents at beginning of year                         992      6,538
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 1,221    $ 2,717
                                                                   =======    =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at September 30, 1998 and for the nine month period then ended are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for this nine month period ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998, or any future interim period.

2.       Inventories comprise (in thousands):

                                               September 30,        December 31,
                                                    1998               1997
                                               -------------        ------------
                                                (unaudited)

            Raw materials                         $6,286              $7,649
            Work in process                          991                 437
            Finished goods                           927               1,852
                                                  ------              ------
                                                  $8,204              $9,938
                                                  ======              ======

3.       Loans Payable to Shareholder:

         During the quarter ended March 31, 1998, the Company issued a secured promissory note due to a shareholder of the Company for repayment of a loan to the Company in the principal amount of $619,000. The principal amount bore simple interest at a rate of 8.5% per year. Principal and accrued interest were due upon demand. On April 3, 1998, the Company repaid $19,000 of principal and all accrued interest through March 31, 1998 and replaced this note with an unsecured loan from the same shareholder. The loan, in the amount of $600,000, bore interest at a rate of 8.5% per year and was initially due on July 3, 1998. In July 1998, the loan was renewed under the same terms, and is due on October 16, 1998. On August 17, 1998, the Company borrowed an additional
         $400,000 from this shareholder under the same terms, due October 16 1998. On October 16, 1998 the Company replaced these notes with an unsecured loan from the same shareholder. This loan, in the amount of $1,000,000, bears interest at 8% per year, and is due on October 16, 1999. Accrued interest is payable on a quarterly basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those expressed or forecasted in the forward looking statements. Factors that might cause such a difference include, but are not limited to, the factors set forth in this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Company's other public filings. The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this form 10-Q and the Company's 1997 Form 10-K.

Results of Operations

       Net Revenues. Net revenues decreased approximately 6% in the third quarter of 1998 compared to the third quarter of 1997 and increased 2% in the first nine months of 1998 compared to the first nine months of 1997. The decrease between quarterly periods is primarily attributable to lower sales of older videographer products offset partially by sales of its newer MXPro, which began shipping in April 1998.

       Gross Profit. Gross profit decreased approximately 15% in the third quarter of 1998 compared to the third quarter of 1997 and increased 10% in the first nine months of 1998 compared to the first nine months of 1997. Gross profit, as a percentage of net revenues, were approximately 41% in the third quarter of 1998 compared to approximately 46% in the third quarter of 1997 and approximately 40% in the first nine months of 1998 compared to approximately 37% in the first nine months of 1997. The percentage decrease between the quarterly periods is primarily due to a change in product mix. Gross margin percentages between nine month periods would have been similar if not for cost of revenue adjustments in the first quarter of 1997 totaling $733,000 to inventory reserves for components rendered obsolete by product revisions and to warranty reserves for new product hardware updates.

       Research and Development. Research and development expenses decreased 27% and 28%, respectively, between the quarterly and nine month comparison periods in fiscal years 1997 and 1998 and also decreased as a percentage of net revenues from 30% to 23% between quarterly comparison periods in fiscal years 1997 and 1998 and from 34% to 24% for the nine month comparison periods for fiscal years 1997 and 1998. The decreased expenses were primarily due to a reduction of personnel and the reduced use of consultants.

       Selling and Marketing. Selling and marketing expenses decreased 20% between the third quarter of 1997 and the third quarter of 1998 and 12% between the first nine months of 1997 and the first nine months of 1998. The decreases are related primarily to a reduction of personnel, lower commissions and lower advertising expenses.

       General and Administrative. General and administrative expenses decreased 1% between the 1997 and 1998 quarterly comparison periods and decreased 18% between the nine month comparison periods in fiscal years 1997 and 1998. The decrease between the nine month comparison periods is primarily due to a bad debt expense of $263,000 in the first quarter of 1997, as well as lower administrative costs in 1998.

       Interest Income (expense). The Company had net interest expense of $9,000, in the third quarter of 1998 compared to net interest income of $69,000 in the third quarter of 1997. The shift from interest income to interest expense is primarily due to interest expense calculated on shareholder loans offset only partially by interest income on lower cash balances available for investment.

       Benefit from Income Taxes. No tax benefit was recognized on this quarter's loss. During the first nine months of 1998, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. During the first nine months of 1997, the Company recorded a tax benefit totaling $1.9 million. This benefit was based on a 30% tax rate which had been calculated based on anticipated net income for the year.


       Factors That May Affect Future Results of Operations: The Company believes that in the future its results of operations could be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript, MXPro, Python and Effetto Pronto in 1996, 1997 and 1998.

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

Year 2000 Issues

       The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan for the Year 2000 problem entails the research and testing of its computer systems. The plan calls for compliance verification with external vendors supplying the Company's software. To date, the Company has not encountered any material Year 2000 issues concerning its respective computer programs. The Company plans to complete its Year 2000 research and testing by the fall of 1999. All costs associated with carrying out the Company's plan for the Year 2000 problem are being expensed as incurred. The costs associated with the Year 20000 problem, as presently estimated, are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Should the Company's internal systems or one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

       The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds to the Company of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. Beginning in January of 1998, the Company again financed its operations through a shareholder loan which as of September 30, 1998 totaled $1,000,000. As of September 30, 1998, the Company had $1.2 million of cash and cash equivalents.

       Net cash used by operations was $464,000 for the first nine months ended September 30, 1998 compared to net cash used in operations of $4.2 million for the same period in 1997. The use of cash from operating activities during the first nine months of 1998 is primarily due to a net loss before depreciation, offset partially by a decrease in inventories and recoverable income taxes. The decrease in cash from operating activities during the nine months ended September 30, 1997 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories, and depreciation and amortization, an increase in inventories, an increase in recoverable income taxes, offset partially by a decrease in receivables. Net cash used by investing activities for the first nine months ended September 30, 1998 was $339,000, due to property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities for the nine months ended September 30, 1997 was $296,000, primarily due to the sale of marketable securities offset partially by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the first nine months of 1998 was $1.0 million, primarily because of shareholder loans and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans. Net cash provided by financing activities during the first nine months of 1997 was $50,000, due entirely to the receipt of cash from the exercise of stock options issued under the Company's Stock Option Plan.

       The Company believes that its cash balances, together with its operating cash flows and shareholder borrowings will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of 1998.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


         At the Annual Meeting of Shareholders on August 19, 1998, the following persons were elected to the Board of Directors:


                                                                                     Votes
                                                Affirmative              -------------------------------
                                                   Votes                 Withheld              Abstained
                                                   -----                 --------              ---------
Michael L. D'Addio                               5,751,399                37,410                      0
Yeshwant Kamath                                  5,751,899                36,910                      0
Mark C. Hahn                                     5,751,499                37,310                      0
Carl E. Berg                                     5,752,699                36,110                      0
N. William Jasper, Jr.                           5,752,299                36,510                      0

There were 5,788,809 shares of Common Stock represented at the meeting.


The following proposals were approved at the Company's Annual Meeting:

                                                                                     Votes
                                                Affirmative              -------------------------------
                                                   Votes                 Against              Abstained
                                                   -----                 -------              ----------
To ratify the appointment of
Coopers & Lybrand L.L.P.
as the independent accountants
of the Company for the fiscal
year ending December 31, 1998                    5,761,159                14,450                 13,200


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.           Description of Document
           -----------           -----------------------

           27                    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                                         VIDEONICS, INC.
                                                         ---------------
                                                           Registrant

                                                        November 3, 1998
                                                        ----------------
                                                              Date


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

                                INDEX OF EXHIBITS



Exhibits:


   27   Financial Data Schedule...............................................12