Form 10-K
period 1998-12-31
VIDEONICS INC
filed 1999-03-31
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1998
                                         or
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                         Commission File Number 0-25036

                                 VIDEONICS, INC.
             (Exact name of Registrant as specified in its charter)

         California                                             77-0118151
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1370 Dell Ave., Campbell, California                               95008
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (408) 866-8300

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, without par value               Nasdaq National Market System

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       At March 1, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $3,133,971

       As of March 1, 1999, there were 5,858,149 shares of the Registrant's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
       Materials from the Registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be held on or about August 19, 1999 (the "Proxy Statement") have been incorporated by reference into Part III, of this Report.

                                 VIDEONICS, INC.

                                TABLE OF CONTENTS

PART I

     ITEM 1.   BUSINESS....................................................... 3

     ITEM 2.   PROPERTIES.....................................................18

     ITEM 3.   LEGAL PROCEEDINGS..............................................18

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........18

PART II

     ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS............................................19

     ITEM 6.   SELECTED FINANCIAL DATA........................................19

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................20

     ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.....30

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................30

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................51

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................51

     ITEM 11.  EXECUTIVE COMPENSATION.........................................51

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................51

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................51

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.......................................................52

                                     PART 1

       This Annual Report on Form 10-K contains forwarding-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development, research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the market for video post-production equipment, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, risks associated with foreign operations, risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors, including those listed below.



ITEM 1.   BUSINESS

       Videonics, Inc., a California corporation organized in 1986 (the "Company" or "Videonics"), is a leader in the design, development, manufacture, and sale of affordable, high quality, real time, digital video post-production equipment. The Company's products process, edit, and mix raw video footage as well as enhance such footage with audio, special effects, and titles, resulting in professional quality video production. Videonics equipment is used throughout the world in the post-production of videos. As of December 31, 1998, more than 530,000 units of Videonics equipment have been sold worldwide.

       Videonics' products incorporate general-purpose computers, special-purpose microprocessor-based systems, and internally developed application specific integrated circuits ("ASICs") with digital signal processing ("DSP") and other capabilities. The Company also implements much of its products' functionality in software. The Company believes that its proprietary technologies provide the infrastructure to develop a broad array of video post-production solutions. By reducing the cost of high performance post-production equipment, Videonics is making post-production capabilities available to an expanding market of potential users.

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

The Videonics Solution

       The Company's solution is to design, develop, manufacture and market products that incorporate advanced proprietary digital video technologies to significantly reduce the cost and difficulty of creating high quality video. The Company's current product line provides solutions for each stage of the post-production process. The majority of the Company's products are single-purpose microprocessor-based systems that utilize DSP algorithms in ASICs and proprietary software, all developed by the Company. The Company also provides post-production solutions which operate on general-purpose computers and local area networks. These solutions are generally categorized as desktop video. Company-developed software, incorporated in each Videonics product, provides easy-to-use implementations of sophisticated video post-production processes. By using proprietary ASICs and software to replace more costly video post-production equipment, the Company has been able to significantly reduce the cost of its digital video post-production products.

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

       Expand Proprietary Technology Base. The Company believes that its proprietary digital video hardware and software technology provides a competitive advantage in achieving the development of a broad array of video post-production solutions. The Company intends to continue to devote significant resources to expanding its library of circuits, proprietary ASICs and associated software to develop products that incorporate higher levels of performance, functionality, and integration.

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

       Leverage Manufacturing and Distribution. The Company's strategy is to use its resources in a cost-effective manner. Wherever practical, the Company uses third party services for activities such as manufacturing and accessing certain sales channels. For instance, except for start-up production and the specialized signal processing products from its recently sold Nova Division in Canton, Connecticut, the Company contracts with third party manufacturers located in Mexico for most product manufacturing.

Technology

       Digital technology has been incorporated in all of the Company's products developed in the 1990s. This technology is principally implemented by means of Company-developed DSP ASICs and software. All of the Company's ASICs have been developed by the Company's engineers or contract employees. The software is proprietary and has been developed by the Company's software engineers or contract employees.

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

              PROPRIETARY ASIC AND SOFTWARE CONTENT OF SELECTED PRODUCTS

                               Approximate       Approximate Lines       Year
      Product                ASIC Gate Count     of Software Code       Shipped
      -------                ---------------     ----------------       -------
Sound Effects Mixer                   0               1,000              1991
Thumbs Up Video Editor            4,000               6,000              1992
Video TitleMaker 2000            20,000              25,000              1994
Digital Video Mixer              62,000              15,000              1994
Edit Suite                        8,000              28,000              1995
PowerScript                     142,000             100,000              1996
Effetto Pronto (1)              250,000             600,000              1997
MXPro                           118,000             107,000              1998

(1) Beta version shipped in 1997 with production version shipped in 1998.


Selected Products

       The Company offers a broad range of digital video products, each designed to meet specific video post-production needs. The products work with most of the commonly used broadcast standards, videotape formats, and with most brands and models of video equipment. The Company's products range in price from under $179 for certain software products to more than $34,700 for certain broadcast products.

Videographer

       Digital Video Mixer. The Digital Video Mixer, first shipped in February 1994, provides a user with a portable video production facility. The Digital Video Mixer has four video inputs and offers over 200 effects at any of ten speeds. These effects include fades, wipes, slides, dissolves, picture-in-picture, flips, luminance key, color generation, zooms, freeze frames, color and negative reversals, rolls, the ability to superimpose one video image over another, and a split screen. The Digital Video Mixer incorporates four ASICs, including an ASIC with a time base corrector ("TBC") feature that allows it to execute video mixing. A reduced view of all four video inputs on a single "preview" monitor shows the action of all four sources without the need for additional monitors. The Digital Video Mixer offers a "picture-in-picture" which allows two moving video images to be placed on the screen at once. A unique "compose" function allows the user to create a complex image made up of any number of still images and colored rectangles, along with a moving video or solid color background. The "chroma key" feature enables the user to shoot a subject against a solid color background and replace that color with a separate video source. This is the same technique used to place a weather forecaster in front of a weather map. The product accepts S-video as well as composite video signals. The Digital Video Mixer has won numerous awards, including the Outstanding New Editing Equipment Award for 1994 by Video Magazine, the European Video Editing Product of The Year for 1994-1995 by the European Video Awards Panel, the Video Post-Production Product of The Year 1994-1995 by Video Camera Magazine U.K, and the 1997 Audio Video International Product of The Year Award for Special Effects Generator. The Digital Video Mixer has a U.S. suggested retail price of $1,199.

       MXPro. The MXPro Digital Video Mixer first shipped in April of 1998. Designed from the ground up, the MXPro is the only 4-input, 10-bit video mixer in its price category. Over 500 different effects, including stars, hearts and diamonds, hard edges, soft edges, colored borders and shadows provide a multitude of options for the creative video professional. Thirty transitions can be placed in a user-definable menu for easy access. Basic, trailing effects shapes, edges and the user-definable effects are organized into transition "banks" and can be easily accessed with the press of one button. MXPro's built in color correction capability and TBC eliminate the need for dedicated, specialized equipment providing a similar function. Color correction parameters can be selected separately for each channel of video. MXPro boasts a signal-to-noise ratio of greater than 60db and bandwidth of 5.5mhz. MXPro incorporates upgradeable architecture to support the future addition of DV (Digital Video) inputs and outputs. MXPro has won several awards including: Best "Stand Alone Special Effects Generator" from VideoMaker and the 1998 A/V Video Magazine Platinum Award. The MXPro has a U.S. suggested retail price of $1,799.

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

       Personal TitleMaker. First shipped in November 1997, the Personal TitleMaker is a character generator primarily aimed at the camcorder enthusiasts looking for an entry-level titler. The Personal TitleMaker offers its users: a choice of seven high-resolution fonts; over 1,000,000 colors for titles, backgrounds and borders; fades, rolls and crawls; ability to superimpose over video or colored or patterned backgrounds; full set of accented and international characters and a GPI (General Purpose Interface) trigger input allows remote triggering of titles from external controllers, such as Videonics' Thumbs Up editor and Edit Suite. Personal TitleMaker carries a U.S. suggested retail price of $399. In 1998, Personal TitleMaker won the Best Production Accessory Award from Camcorder User Magazine.

       MediaMotion. MediaMotion is a machine-control plug-in software product for non-linear (disk-based) video editing applications including Adobe Premiere. MediaMotion adds the ability to control VCRs, camcorders and other GPI triggerable devices from inside Adobe Premiere and Ulead's MediaStudio Pro. With MediaMotion, a user can batch-digitize select portions of source tapes, allowing unattended recording to disk. This saves time and disk space. MediaMotion 3.0 won the VideoMaker 1998 Accessory product of the year. MediaMotion is available for Windows operating systems at a U.S. suggested retail price of $179.

       Python. First shipped in November 1997, Python captures, digitally compresses, and plays back full-motion video from any video source including camcorders, VCRs, and cameras. Python is an external MPEG video capture device which allows PC and laptop users to send video e-mails, add streaming video to Web pages, and add full-motion video to multimedia presentations. Python creates highly compressed video files in real time, using the industry-standard MPEG-1 format. Python also captures high-resolution JPEG still pictures. Software for viewing MPEG video and JPEG still pictures is widely available on most PCs. Python has a U.S. suggested retail price of $349.

Broadcast

       Effetto Pronto. The first Effetto Pronto beta units shipped in limited quantities in the fourth quarter of 1997 followed by production shipments in June of 1998. Effetto Pronto consists of Effetto, a QuickTime based compositing software component and Pronto, a dedicated resolution independent PCI hardware accelerator card. The Pronto PCI accelerator card can process almost one million pixels of film, video, graphics and character generator elements in real-time. Effetto Pronto enables significant increases in productivity and frees the creative process by allowing multiple iterations, rapid re-edits and rendering speeds up to ten times faster than other compositing products. Effetto Pronto offers virtually unlimited creative control, with effects and functions previously unavailable in an integrated compositing package. Features include: chrominance and luminance keying; a full complement of special effects; a professional character generator with complete animation control over every letter of text, the ability to design in true three-dimensional workspace and instant feedback on a video monitor. Effetto software version 1.1 began shipping in November of 1998 and included support for certain third-party Adobe After Effects plug-ins. Effetto Pronto won several awards in 1998 including: 1998 Video Systems Vanguard Award, Digital Producer Magazine Best product of 1998, 1998 A/V Video Magazine Platinum Award in the Compositing/DVE category, Top Tools of 1998 from Interactivity Magazine and the Editors Choice Award from Videography Magazine for NAB'97. The Videonics' Effetto Pronto system has a U.S. suggested retail price of $4,995.

       PowerScript. First shipped in September 1996, PowerScript is a standalone character generator that generates images, characters, and graphics internally, without the aid of an external computer. Rotation, sizing, stretching, outlines, color, transparency, and other advanced functions are imaged by its internal PostScript engine. PowerScript is designed for broadcast, video production, multimedia, industrial, and videography applications. It displays high quality (10-bit digital video) anti-aliased titles and offers the character, graphics display, and formatting features supported by the PostScript display technology. Two high-end versions of PowerScript were added in 1997; PowerScript Studio has composite and Y/C video inputs and outputs while PowerScript Studio Component offers analog component inputs and outputs, in addition to composite and Y/C. Both models are available in PAL (Phase Alternating Line) and NTSC (National Television Standards Committee) versions. In 1998, two models of PowerScript Studio 4000 were introduced and shipped. These models are a step-up from the PowerScript Studio and include enhanced version 4.0 software and come bundled with PowerScript Communicator, a Windows based software product that includes control and scheduling of up to 10 PowerScript from remote locations. While PowerScript is a standalone product, it also includes extensive networking capabilities that allow users to connect the product to a separate computer or computer network. It supports industry-standard Internet protocols (TCP/IP, FTP, PPP) and accepts serial or Ethernet connections. These allow desktop computers, using standard software and hardware, to transfer projects, fonts, graphics, and other files. PowerScript images EPS-format graphic files, created using standard graphic applications like Adobe Illustrator, CorelDraw, and Adobe Photoshop, on standard platforms, including Macintosh, Windows, DOS, UNIX, and Amiga. A wide range of additional features include expandable PC Card (PCMCIA) storage, TBC, user-definable styles, roll and crawl, transition effects, clock/calendar, GPI trigger, and video test patterns. The Videonics PowerScript product line has a U.S. suggested retail price range of $3,000 to $6,000.

       The Company's Nova product line includes time base correctors, frame synchronizers, transcoders, video converters and signal distribution products. Nova's end users are in broadcasting, cable television ("CATV"), multimedia studios, corporate A/V, video conferencing and presentation, and industrial market areas. In January 1999, the Company completed the sale of certain of its assets and the assumption of certain of its liabilities related to its Nova Systems Division to a private company in Massachusetts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       StudioFrame Series. First shipped in the summer of 1996, the Nova StudioFrame Series is a modular, flexible, digital/analog signal processing system. StudioFrame is designed to accommodate the evolving video and audio interfacing requirements of both today and tomorrow. Targeting applications where the highest video quality is demanded, the system can be easily configured to accomplish a wide variety of ultra-transparent signal conversion/processing functions. A comprehensive range of both digital and analog function modules is available, including: Serial Digital Converters, Noise Reducers, Synchronizers, Time-Base-Correctors, Distribution Amplifiers, and Format Converters. The Nova StudioFrame Series range in price from $1,345 to $34,700 depending on the configuration.

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

       The Company advertises principally in magazines directed at broadcast professionals, videographers, and video producers in the business, industrial, and educational segments of the market. Videonics has received editorial mention in many of these publications. The Company exhibited its products at 11 different U.S. trade shows during 1998, including the

International Broadcasters Convention, the National Association of Broadcasters, and INFOCOMM.

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

Sales

       Domestic Sales. The Company wholesales its products in the United States through a direct sales organization, supported by independent manufacturers representative organizations. In 1998, 1997, and 1996, respectively, sales in the United States accounted for approximately 64%, 67%, and 58% of the Company's total revenues. The Company sells to a variety of sales channels which in turn sell to end-users. The Company's sales channels include Value Added Resellers
(VARs) who specialize in selling to the Broadcast Market, direct mail order businesses, audio/visual specialty stores, camera and video shops, industrial dealers which service business and industry, catalogs, and certain mass merchants. The majority of the Company's sales channels specialize in audio-visual or video products and have product knowledgeable sales personnel.

       International Sales. The Company has addressed the international market opportunity by selling its products through wholesale distributors and its German subsidiary, which service 78 different countries, and by selling selected products to international private label customers. In 1998, 1997, and 1996, respectively, sales outside the United States accounted for approximately 36%, 33%, and 42% of the Company's total revenues. As of December 31, 1998, the Company had eight employees who service and support its international private label customers and country specific distributors. The Company's international distributors also sell the Company's products under the Videonics and Nova brand names, through channels similar to those used by the Company in the United States. These distributors also provide dealers with marketing programs, such as advertising and public relations, as well as customer service and technical support.

       Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect the Company's ability to sell in international markets. Furthermore, revenues from outside the United States are subject to inherent risks related thereto, including the general economic and political conditions in each country. There can be no assurance that the economic crisis and currency issues currently being experienced in certain parts of Asia and South America will not have a material adverse effect on the Company's revenue or operating results in the future.

       Sales made by the Company outside the United States are priced in U.S. dollars and are, therefore, not subject to currency exchange fluctuations. The Company's primary exposure to changes in exchange rates is related to its German subsidiary and changes in the German mark. In 1998, 1997 and 1996 foreign currency fluctuations did not have a material affect on the Company's operating results.

       Distribution channels. The Company sells to three categories of buyers, both internationally and domestically: videographer, broadcast, and desktop video.

       Videographer products may be defined as free standing, easy to use, inexpensive products that address a particular need, such as video mixing or titling. These products are sold through direct mail order businesses, audio/visual specialty stores, camera and video shops.

       Broadcast products may be defined as those which operate in a professional edit studio and may be used in conjunction with a master control panel or a switcher, or may also operate as stand alone units. These units must comply with industry technical specifications for video quality. An example of this type of product is the PowerScript Character Generator. Broadcast products are sold principally through VARs and system houses that service the broadcast industry.

       Desktop video products, such as Effetto Pronto, use a general-purpose computer as their control element. These products are sold through VARs and retailers who may also sell general-purpose computers, software, and peripherals.

       Localized marketing. The Company works with its private label customer and international distributors to provide extensive support by adapting both its products and accompanying publications for the local country of distribution. Promotional materials, such as brochures, are produced in the local language. Universal symbols, rather than language specific text, are used for many user interface elements such as on-screen displays. All products are designed to meet most local regulatory standards. In Europe, for example, products are manufactured for the PAL television standard. The Company's products are further designed to support local languages. The Company's character generator products include special characters and accents to support French, German, Italian, Spanish, Dutch, Russian, Hungarian, Polish, Greek, Romanian, Turkish, and the Scandinavian languages. The Company's product architecture facilitates additional localization by substituting one read only memory ("ROM") component for another (e.g., a Czech/Slovak ROM for an English ROM) to become a local product.

       Private label relationships. The Company believes that strategic alliances are essential to compete successfully in certain large foreign markets, particularly Japan. The Company therefore seeks to distribute through select private label relationships with well-known electronics manufacturers having highly developed distribution channels and substantial brand name recognition in the country of distribution. This strategy enables the Company to concentrate its efforts on technology and product development, rather than making the heavy financial and time commitment required to build distribution channels in these difficult-to-access markets. The Company's first private label relationship in Japan was with Matsushita Electrical Industrial Co., Ltd. ("Matsushita.") Matsushita purchased a custom version of the Company's EditMaker product that was manufactured by the Company and is sold under the Panasonic brand name. While the Company has discontinued this product, it has an ongoing support obligation to Matsushita. The Company currently manufactures the Sony Titler, a Japanese language character generator for sale in Japan known as the Sony XV-J1000. Designed to Sony specifications by the Company's product development team in Campbell,

California, the Sony Titler is manufactured by the Company and shipped to Sony from the United States. The Sony Titler includes a front-end processor, which translates from a standard keyboard into 6,930 unique Kanji and Kana (Japanese) characters for subsequent video display (up to 110,880 different font/size character variations). This software-intensive product provides all the functionality of its English language counterpart, plus some additional functions required by the Japanese language. Such features include the ability to present text (titles) in either a horizontal or a vertical format. The Company's private label sales decreased significantly between 1996 and 1997 and remained flat between 1997 and 1998.

        For 1998, 1997, and 1996, no one customer accounted for more than 10% of revenues. Any termination by a significant customer of its relationship with the Company or material reduction in the amount of business such a customer does with the Company could materially adversely effect the Company's business, financial condition or operating results. Also, see Note 10 of Notes to Consolidated Financial Statements for information concerning sales to foreign customers and industry segments.

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


Manufacturing and Suppliers

       Typically, the Company initiates small production runs of new products at the Company's headquarters in Campbell, California before transferring manufacturing to third party contract manufacturers located in Mexico. Final configuration and testing ordinarily take place at the Company's headquarters. Generally, when received in Campbell, each of the products undergoes testing and inspection before final shipment to customers. The Company uses an integrated materials management system for purchasing, inventory control, cost accounting, and invoicing. All products in the Nova product line are assembled, tested, and distributed from the Company's facility in Canton, Connecticut. As of December 31, 1998, the Company employed 32 persons directly in manufacturing and operations management in Campbell and has a permanent quality and test assurance program at its contract manufacturers' locations in Mexico. Nova employed one person in its separate manufacturing and operations group in Canton, Connecticut.

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

Research and Development

       The Company places a high priority on research and development. Development efforts focus on video quality, system performance, feature set expansion, user productivity, improved processing, and storage. In 1998, 1997, and 1996, the Company invested $4.8 million, $7.0 million, and $5.0 million, respectively, constituting 24%, 35%, and 17% of its total net revenues in research and development, respectively. Because digitized video consumes large amounts of data and requires substantial computer power to process such data, the Company's engineers constantly seek new methods to improve its products' capacity and manipulation of video. Maximizing the processing of video information contained in video random access memory ("VRAM"), through the development of ASICs, is a focus of the Company's development staff, as are the compression and storage issues necessitated when integrating and manipulating large amounts of video data. As part of this ongoing effort, the Company has made significant investments in advanced computer programming tools. The Company's engineers work extensively with VHDL design methodology. Any new ASIC designs are maintained in VHDL libraries, which product designers may then use to prototype subsequent new products.

       As of December 31, 1998, the Company employed 32 hardware and software engineers with technical skills in design and development of ASICs, digital or analog video signal generation-processing, or embedded software.

       In 1998, the Company continued to experience substantial delays in completing the successful development of products. The Company completed and began shipping MXPro and Effetto Pronto in April 1998 and June 1998,
respectively. MXPro, the Company's advanced Digital Mixer was originally scheduled to begin shipments in the fourth quarter of 1997. Effetto Pronto, the Company's digital video effects and compositing system, was originally scheduled to begin production shipments in 1997. Delays in shipments of MXPro and Effetto Pronto contributed to the revenue shortfall for 1998. In addition, the Company had expected to introduce a digital video product for its Videographer market, late in 1998 with first shipments to occur in early 1999. As of March 23, 1999, this product has not yet been introduced to market. The Company completed and began shipping Python, Personal TitleMaker and a beta version of Effetto Pronto in the fourth quarter of 1997. Shipments of Python and beta shipments of Effetto Pronto occurred later than originally planned, resulting in a significant revenue shortfall for 1997, which, in turn, significantly affected profitability as the Company suffered substantial operating losses. The PowerScript Character Generator in the NTSC video format, introduced in 1995, was completed for shipment in September of 1996. After extensive field use, major revisions of PowerScript's software were made in 1997, with additional improvements being made in the first quarter of 1998. The ASIC and software technology of PowerScript will be utilized in other products that the Company currently has in development.

       As the complexity of the Company's product designs and feature sets continues to increase, the Company may continue to experience similar product development delays that would have an adverse effect on the profitability of its operations. There can be no assurance that the Company will be successful in the timely development of new products to replace or supplement existing products or that the Company will be successful in integrating acquired products or technologies with its current business. Delays in new product development have had an adverse material impact on the Company's growth in 1998, 1997 and 1996. Similar adverse effects on the Company's results of operations can be expected until new products are successfully introduced and accepted by end users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       The Company's success depends, in part, on its ability to anticipate new technological developments, to develop expertise in such technologies, and to develop and introduce in a timely and cost-effective manner additional features and new products that satisfy customer needs and desires. As noted above, the Company has been unable to ship new products in a timely fashion in 1998, 1997 and 1996, which has had a substantial adverse impact on the Company's results of operations. Such results have, in any event, fluctuated widely on a quarterly basis. There can be no assurance that any new products will be developed successfully, that the Company will be able to introduce additional new products which will gain acceptance in the marketplace, that the Company will successfully assess new technological developments and incorporate them into future or current products, or that the Company will be able to do so in a timely fashion. Any future failure to develop or introduce new products in a timely manner, or customer rejection of new products, may have a material adverse effect on the Company's future results of operations.


Competition

       In the videographer and desktop video markets, the Company has encountered competition from smaller and comparably-sized companies which offer functionally similar products, as well as from larger companies, such as Sony, Matsushita, and JVC, which market both traditional analog equipment as well as new digital video post-production devices. A number of competitors exist who have substantially greater resources than the Company and who make digital video editing products and other post-production devices for operation on personal computers and workstations. Although the majority of these desktop computer and workstation-based vendors sell more sophisticated products primarily for the broadcast professional and business and industrial markets at significantly higher price points than the Company's products, these vendors are now introducing products which target many of the same markets as the Company's products and at similar price points.

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

       The desktop compositing and effects market is highly competitive and requires the Company to partner with other companies offering complementary products in order to provide complete solutions to customers. These companies include Media 100, Artel, Puffin

Designs and ICE. All of these and other companies continue to work with the Company to demonstrate the compatibility of their respective offerings at various trade shows and seminars. Maintaining this compatibility, while enhancing its own products, continues to put a tremendous burden on the Company's engineering resources. The Company is currently aware of several competitors in this market, including Adobe and Discreet Logic. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that Company will be able to keep up with the rapid technological change and evolving industry standards.

       In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors. As a result, the Company's ability to compete in these areas may be limited.

       The Company believes that the markets for its products will remain highly competitive. The Company believes that its ability to compete depends on factors both within and outside its control, including the success and timing of new product developments introduced by the Company and its competitors, product performance and price, market presence and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. Maintaining any advantage that the Company may have over its competitors will require continuing investments by the Company in research and development, sales and marketing and customer service and support. In addition, as the Company enters new markets, whether through acquisitions, alliances with other companies or on its own, the Company may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which it currently operates. There can be no assurance the Company will be able to compete successfully in these new markets. In addition, increased competition in any of the Company's current markets could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.


Proprietary Rights

       The Company relies on a combination of trade secret, copyright and trademark laws, and contractual agreements to safeguard its proprietary rights in technology and products. The Company has registered the Videonics brand name and certain product trademarks in the United States, as well as in some of its international markets. There can be no assurance however, that the Company will have access to the Videonics brand name and trademark in all countries. The inability to use the Videonics brand name and trademark in a country could materially and adversely affect the Company's business in that country. The Company routinely enters into confidentiality and assignment of invention agreements with each of its employees and nondisclosure agreements with its key customers and vendors.

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

       The Company believes that, because the pace of technological change is so rapid in the digital video electronics industry, the best protection for its proprietary rights is its continued substantial investment in research and development to apply the latest advances in data storage and data compression to the integration of video post-production functions. The Company believes that any legal protection afforded by copyright and trade secret laws will be less of a factor on the Company's ability to compete than the ability and creativity of its research and development staff to develop products which satisfy customer needs. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products.


Employees

       As of March 1, 1999, the Company had 88 full-time employees, including 25 in research and development, 28 in sales and marketing, 26 in operations, and 9 in finance and administration. None of the Company's employees is represented by a labor union or is covered by collective bargaining agreements. The Company believes that its employee relations are good. The Company has never experienced a work stoppage.

ITEM 2.   PROPERTIES.

       The Company's principal administrative, sales and marketing, research and development, and operating facilities are located in Campbell, California and consist of approximately 29,900 square feet under a lease which expires on July 31, 1999. The Company is currently renegotiating this lease and expects to sign a new lease at current market rates. As a new lease has not yet been signed, there can be no assurance that this will occur. The Company also has a research and development facility in Millis, Massachusetts, which has 2,500 square feet under a lease, which expires on December 31, 1999. The Company has an administrative, sales and marketing, research and development, and operating facility in Canton, Connecticut. The building is approximately 5,000 square feet and under a lease, which expires on October 31, 1999 unless terminated earlier by the Company by providing a 60-day advance notice. On January 29, 1999, the Company submitted its 60-day notice of termination. The Company had an administrative, sales and marketing and research and development facility in Belmont, California, totaling 6,050 square feet under a sublease. In December 1998, in accordance with the lease expiration, the Company moved its administrative, sales and marketing and research and development personnel to the Company's Campbell, California location.


ITEM 3.   LEGAL PROCEEDINGS.

       The Company is not currently involved in any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The Company's Common Stock has been listed on the Nasdaq National Market System under the symbol "VDNX" since its initial public offering that was declared effective on December 15, 1994. Prior to that date, there was no established public trading market for the Company's Common Stock. The following table sets forth the quarterly high and low sales price information of the Common Stock during the fiscal years ended December 31, 1998 and 1997.

                             Q1              Q2             Q3               Q4
                             --              --             --               --
FY98     High              $4.50           $4.63           $2.13           $1.50
         Low               $1.50           $1.38           $0.75           $0.47

FY97     High              $9.50           $7.63           $7.63           $7.25
         Low               $3.75           $3.50           $4.38           $3.50


       As of March 1, 1999, there were approximately 2,000 holders of the Company's Common Stock. The closing sales price of the Company's Common Stock on March 1, 1999 was $1.13 per share.

       On October 6, 1998, the Company received a notice from Nasdaq that the Company's Common Stock would be subject to delisting from the Nasdaq National Market System ("Nasdaq/NMS") because the Company no longer met the $5,000,000 market value of public float (MVPF) requirement pursuant to Marketplace Rule 4450(a)(2) under maintenance standard 1. On March 11, 1999 the Company had a hearing with Nasdaq with respect to delisting of the Company's shares. The Company has not yet received notice of Nasdaq's decision resulting from such hearing.

       If Nasdaq delists the Company's Common Stock from Nasdaq/NMS, the Company believes that it will meet the requirements for listing on the Nasdaq Small Cap Market and that its Common Stock would, therefore, continue to be traded on the Nasdaq market. However, there can be no assurance that the Company's Common Stock will be listed on the Nasdaq Small Cap Market if such shares are delisted from Nasdaq/NMS. Any delisting would likely affect shareholder liquidity with respect to their common stock.

       Other than the distributions to S corporation shareholders for certain income tax liabilities associated with the Company's 1994 earnings through December 14, 1994, the Company has never declared or paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the operation and development of its business.

ITEM 6.   SELECTED FINANCIAL DATA

       The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the five year period ended December 31, 1998, and with respect to the balance sheets at December 31, 1998, 1997, 1996, 1995 and 1994 are derived from financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data should be read in conjunction with the Company's Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The balance sheets as of December 31, 1998 and 1997, and the statement of operations for each of the three years in the period ended December 31, 1998 and the independent auditors' report thereon, are included in Item 8 of this Report.

Statement of Operations Data:
(in thousands, except per share data)

                                                               Year Ended December,
                                     1998              1997            1996          1995           1994
                                     ----              ----            ----          ----           ----
Net revenues                       $19,672           $19,955          $29,195       $33,561       $31,498
Operating income (loss)             (6,722)(4)       (12,984)(3)          401         4,811(2)      5,627
Net income (loss)                   (6,713)(4)       (13,441)(3)          744         3,746(2)      5,993(1)
Net income (loss) per
share - basic                        (1.15)(4)         (2.34)(3)         0.13          0.69(2)       1.57(1)
Shares used in per share
calculation - basic                  5,833             5,744            5,616         5,413         3,817
Net income (loss) per
share - diluted                      (1.15)(4)         (2.34)(3)         0.13          0.65(2)       1.39(1)
Shares used in per share
calculation - diluted                5,833             5,744            5,933         5,791         4,324

Balance Sheet Data:
Working capital                    $ 4,404           $ 9,902          $21,412       $20,127       $18,394
Total assets                         9,164            15,694           27,958        27,350        22,279
Shareholders' equity                 5,927            12,606           25,731        24,149        19,403
Dividends declared per
share (5)                              -                 -                -             -            0.71

--------------------------
(1) In connection with its December 15, 1994, initial public offering, the Company terminated its S corporation status and recorded a one-time tax benefit of $650,000, which is reflected in the Company's 1994 results. On a pro forma basis, utilizing a 38 percent tax rate and excluding net operating losses, pro forma net income and pro forma net income per share for the period ending December 31, 1994 would have been $3,424,000 and $0.79, respectively.

(2) Results for 1995 include a one-time charge of $1,965,000 for purchased in-process research and development related to the acquisition of Nova. Without this one-time charge, the net income of $3,746,000 would have been $5,075,000 or $0.88 per share.

(3) Results for 1997 include: a $1.9 million write-off of intangible assets related to Nova Systems; a $1.6 million increase in inventory reserves for components rendered obsolete by product revisions of which approximately $608,000 related to PowerScript and $265,000 related to KUB Systems and $700,000 related to excess and obsolete assets at Nova Systems; a $124,000 increase in warranty reserves for PowerScript hardware updates; a tax charge of $5.9 million due to the establishment of a valuation allowance against the Company's deferred tax assets; and a $100,000 charge for the reduction of approximately 12 percent of the Company's work force. The total of these charges equaled $9.6 million.

(4) Results for 1998 include a $1.3 million charge in the fourth quarter for the write-down of the Company's open systems inventory to its net realizable value.

(5) See Part II, Item 5 of this Report regarding the distributions of dividends to the Company's S corporation shareholders to cover certain of their income tax liabilities resulting from the Company's earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Factors That May Affect Future Results of Operations," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the market for video post-production equipment, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors, including those listed below.

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

       In 1996, the Company continued to diversify into the broadcast and desktop markets with the acquisition of the assets of KUB Systems ("KUB") for $350,000 in cash. KUB is a developer of desktop digital video production equipment for the broadcast market. In addition, the Company made significant changes in the structure of its research and development department. The TitleMaker 3000 and the PowerScript Character Generator were introduced at the end of the third quarter of 1996 resulting in the first quarterly increase in revenues in five quarters. However, after shipping PowerScript to a wide base of customers, deficiencies in the user interface and certain signal timing issues in specific applications were discovered that made the product difficult to sell.

       In 1997, the Company continued to improve the PowerScript Character Generator. New versions of the operating software that enhanced the user interface and operating speed of the product were released in 1997. Signal timing issues were addressed with the introduction of two new higher priced versions of PowerScript (PowerScript Studio and PowerScript Studio Component) targeted at higher end customers. In 1997, the Company announced four major new products that were expected to ship in 1997: Effetto Pronto, MXPro, Python and Personal TitleMaker. As of December 31, 1997, the Company had brought Python and Personal TitleMaker to market in commercial quantities. Since Python and Personal TitleMaker were shipped in the fourth quarter of 1997, the first three quarters of 1997 did not contain revenues from any of the aforementioned new products. To reduce expenses, the Company reduced its personnel by twelve percent on January 15, 1998.

       In the second quarter of 1998, the Company began production shipments of MXPro and Effetto Pronto. Sales of MXPro tracked closely to the Company's plan, while sales of Effetto Pronto were significantly below plan. Effetto Pronto did not generate meaningful revenues during 1998, as customer acceptance was slower than expected. Effetto Pronto's lower than anticipated revenues, combined with continued significant research and development and sales and marketing expenses associated with the product, resulted in a significant operating loss for the Company. The Company expects that with improved strategic marketing efforts and the release of a significant software upgrade, the product will better reach its intended customer base. The next major software upgrade will contain significant feature enhancements and is scheduled for release in the second quarter of 1999. In addition, sales of the Company's open system products decreased significantly from their 1997 run rate, due primarily to increased competition. As such, in the fourth quarter of 1998, the Company reduced its open systems inventory to its net realizable value. These factors, combined with declining sales of the Company's older Videographer products and delays in shipment of the Company's new Videographer products, resulted in operating losses in each quarter of 1998. The Company expects losses during its first quarter of 1999, with results for the remainder of the year dependent on planned shipment and customer acceptance of new products. Although the Company reduced its 1998 operating expenses by nearly $4.0 million compared to 1997, the Company further reduced personnel and initiated other expense reductions in January 1999, to lower the Company's breakeven point.

       On January 29, 1999, the Company completed the sale of certain of the assets and the assumption of certain of the liabilities related to its Nova Systems Division ("Nova") to a private company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. For the year ended December 31, 1997, Nova recorded revenues of $2.8 million and a loss from operations of $1.4 million, which included a write-off of $700,000 of non-performing assets. Additionally, in 1997 Videonics wrote off $1.9 million of intangible assets related to Nova. The sale of Nova is expected to provide Videonics with net revenues from royalties in 1999. These royalties are predicated upon future sales of Nova products by the acquiring company. The sale of Nova will not result in a capital gain or loss to Videonics.

Results of Operations

       The  following   table  sets  forth  certain  items  from  the  Company's
statements of income as a percentage of net revenues for the periods indicated:

                                                Year Ended December 31,
                                         1998           1997          1996
                                         ----           ----          ----

Net revenues                            100.0%         100.0%         100.0%
Cost of revenues                         69.1           69.7           52.3
  Gross profit                           30.9           30.3           47.7
Operating expenses
  Research & development                 24.4           34.8           17.2
  Selling & marketing                    33.5           40.3           23.1
  General & administrative                7.2            8.9            4.7
  Amortization of intangible assets         -            2.0            1.3
  Write-off of intangible assets            -            9.4             -
                                        -----          -----          -----
  Total operating expenses               65.1           95.4           46.3
                                        -----          -----          -----
     Operating income (loss)            (34.2)         (65.1)           1.4
Other income, net                           -            1.3            1.2
                                        -----          -----          -----
  Income (loss) before income taxes     (34.2)         (63.8)           2.6
Provision for income taxes                  -            3.6            0.1
                                        -----          -----          -----
     Net income (loss)                  (34.2)%        (67.4)%          2.5%
                                        ======         ======         =====


Comparison of Years Ended December 31, 1998 and 1997

       Net Revenues. Net revenues decreased 1% to $19.7 million in 1998, from $20.0 million in 1997. This decrease is primarily attributable to reduced sales of open systems products and older Videographer products offset by the introduction of MXPro and Effetto Pronto. International revenues for 1998 were $7.0 million or 36% of net revenues compared to $6.6 million or 33% of net revenues in 1997.

       Gross Profit. Gross profit remained at $6.1 million for both 1998 and 1997. Gross profit, as a percentage of net revenues, increased to 31% in 1998 from 30% in 1997. In 1998, the Company recorded a $1.3 million increase in inventory reserves to reduce the carrying value of its open systems inventory. In 1997, the Company recorded a $1.6 million increase in inventory reserves for components rendered obsolete by product revisions of which approximately $608,000 related to PowerScript, $265,000 related to KUB and $700,000 related to excess and obsolete assets at Nova; and a $124,000 increase in warranty reserves for PowerScript hardware updates.

       Research and Development. Research and development expenses decreased 31% to $4.8 million during 1998 compared to $7.0 million in 1997, and decreased as a percentage of net revenues to 24% in 1998 from 35% in 1997. The decreased expenses were primarily due to the reductions in personnel and decreased usage of consultants as significant work on PowerScript and MXPro was completed in 1998. The Company further anticipates that research and development expenses will decrease in 1999 due to reductions in personnel.

       Selling and Marketing. Selling and marketing expenses decreased 18% to $6.6 million in 1998 compared to $8.0 million in 1997, and decreased to 34% in 1998 compared to 40% in

1997, as a percentage of net revenues. This decrease in selling and marketing expenses was primarily a result of decreased advertising and promotional expenses as the Company brought advertising expenditures in-line with current revenue levels.

       General and Administrative. General and administrative expenses decreased 20% to $1.4 million in 1998 compared to $1.8 million in 1997, and decreased to 7% in 1998 compared to 9% in 1997 as a percentage of net revenues. This decrease was primarily due to a charge of $375,000 in 1997 to bad debt reserves for specific accounts.

       Write-off of Intangibles. In 1997, the Company wrote-off the remaining unamortized value of the purchased technology and goodwill established in connection with the acquisition of Nova. The write-off totaled $1.9 million and was primarily due to continued losses and lack of commercially successful new product introductions.

       Interest Expense, net. In 1998 the Company recorded net interest expense of $21,000 compared to net interest income of $261,000 in 1997. The shift from interest income to interest expense is primarily due to interest expense calculated on shareholder loans offset only partially by interest income on lower cash balances available for investment.

       Provision for Income Taxes. At December 31, 1998 the Company recorded a tax benefit of $30,000 on a pretax loss of $6.7 million. This benefit was primarily the result of a state tax refund. In addition, the Company recorded an income tax benefit of $3.7 million on its pretax loss offset completely by a $3.7 million increase in the valuation allowance against the Company's deferred tax assets. The Company continued to maintain a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. At December 31, 1997 the Company incurred a tax charge of $718,000 on a pretax loss of $12.7 million. This charge was the result of the establishment of a $5.9 million valuation allowance against the Company's deferred tax assets offset partially by an income tax benefit of $4.6 million the Company recorded on its pretax loss.

Factors That May Affect Future Results of Operations

        The Company believes its future results of operations will likely be impacted by factors such as delays in development and shipment of the Company's new products and new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as PowerScript, Effetto Pronto, MXPro and Python.

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

Year 2000 Update

        Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue."

         The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop plans to address the Year 2000 issue. Its corporate networks and computing hardware operate on Unix and Microsoft Windows NT Operating Systems. The Company relies on its fully integrated
Computer Associates MANMAN system ("MIS system") for all accounting, manufacturing, and procurement functions. The Company makes use of EDI and other forms of electronic data exchange with two of its customers and one financial institution. The Company has no automated manufacturing, or automated testing systems which could be materially adversely affected by Year 2000 problems.

       As of February 1999, the Company had completed several Year 2000 projects, including upgrades of its Windows NT Operating System and tape backup software, upgrade of its UNIX workstations, evaluation of the Company's MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance, evaluation of the Company's telephone, security, and voicemail equipment and evaluation of the Company's products. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

       As of February 1999, the following Year 2000 projects are in process: completion of the new email system and the conversion of email from the old system, upgrade of the UNIX Operating System for the HP3000 hardware which supports the Company's MIS system (expected completion is April 1999). Upgrade of the MIS system software (expected completion is April 1999), development of a list of critical vendors and identification of any material vendor problems (expected completion is April 1999) and evaluation of the Company's EDI partners (expected completion is May 1999). Although testing is not complete, it appears that the Company's products are "Year 2000 compliant," although some products may require the user to perform a simple reset of the product (ongoing during 1999). As of February 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance has been less than $10,000 and the Company estimates the total cost of its Year 2000 projects will be approximately $50,000.

       The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Further, the Company does not currently have any contingency plans if its planning activities fail. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

       The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the subsection entitled "Factors That May Affect Future Results of Operations".


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

       Gross Profit. Gross profit decreased 57% to $6.1 million in 1997 from $13.9 million in 1996. Gross profit, as a percentage of net revenues, decreased to 30% in 1997 from 48% in 1996. The percentage decrease in gross profit is principally attributable to charges for the following: a $1.6 million increase in inventory reserves for components rendered obsolete by product revisions of which approximately $608,000 related to PowerScript, $265,000 related to KUB Systems and $700,000 related to excess and obsolete assets at Nova and a $124,000 increase in warranty reserves was taken for PowerScript hardware updates. Additionally, fixed manufacturing overhead, such as salaries and facilities costs, have been spread over lower revenues.

       Research and Development. Research and development expenses increased 38% to $7.0 million during 1997 compared to $5.0 million in 1996, and increased as a percentage of net revenues to 35% in 1997 from 17% in 1996. The increased expenses were primarily due to the Company's hiring of additional hardware and software engineers who were working on the development of the Company's new products, combined with increased salary levels. In addition, research and development expenses include the personnel of KUB Systems for the full 1997-year compared to only seven months in 1996.

       Selling and Marketing. Selling and marketing expenses increased 19% to $8.0 million in 1997 compared to $6.7 million in 1996, and increased to 40% in 1997 compared to 23% in 1996, as a percentage of net revenues. This increase in selling and marketing expenses was primarily a result of increased personnel, advertising and promotional expenses as the Company diversifies into the broadcast and desktop markets. Additionally, expenses for the Company's German sales office were included for the full year compared to only three months of expenses in 1996 as the Company established its German sales office in October of 1996.

       General and Administrative. General and administrative expenses increased 30% to $1.8 million in 1997 compared to $1.4 million in 1996, and increased to 9% in 1997 compared to 5% in 1996 as a percentage of net revenues. This increase was primarily due to a charge of $375,000 to bad debt reserves for specific accounts, the inclusion of KUB Systems expenses for the full 1997-year compared to only seven months in 1996, and increased salary levels. The Company acquired the assets of KUB Systems in May of 1996.

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

                                                   1998                                1997
                                     ----------------------------------   ---------------------------------
(in thousands, except                   Q1       Q2       Q3        Q4       Q1       Q2       Q3       Q4
  per share data)                       --       --       --        --       --       --       --       --
Net revenues                          $4,719    $5,907    $5,025  $4,021    $4,501   $5,467   $5,360  $4,627
Gross profit (loss)                    1,742     2,437     2,066    (161)      959    2,290    2,444     362
Operating loss                        (1,705)     (883)   (1,128) (3,006)   (3,508)  (1,747)  (1,707) (6,022)
Net loss                              (1,706)     (841)   (1,137) (3,029)   (2,412)  (1,221)  (1,168) (8,640)
Net loss per share - basic and
  diluted                              (0.29)    (0.14)    (0.19)  (0.52)    (0.42)   (0.21)   (0.20)  (1.50)
Shares used in computing per
  share amounts - basic and diluted    5,790     5,831     5,854   5,857     5,730    5,736    5,741   5,772

----------

       The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in the future. The fluctuation in revenues in the periods reflected above are attributable to various factors, including the timing of new product introductions and shipments, variations in product mix sold, and private label sales. In 1998 and 1997, the Company's delay in the sales of previously announced new products had a significant effect on the Company's results of operations, and there can be no assurance that the Company will be able to introduce and timely sell new products on a basis which will avoid quarterly fluctuations in the future, or even that such new products will be successful in the marketplace.

       The Company typically operates with a small backlog. Therefore, quarterly revenues and operating results have generally depended on the volume and timing of orders received during the quarter. Backlog is not an accurate predictor of what the Company's revenues will be in future periods, and there can be no assurance that the Company will be profitable in any particular quarter.

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds to the Company of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. At December 31, 1998, the Company's principal source of liquidity is cash of approximately $837,000. Throughout most of 1998, the Company maintained borrowings from a major shareholder ranging from $600,000 to $1.0 million at interest rates between 8.0%
- 8.5%, terms that the Company considered more favorable than those it could obtain from other commercial sources. At December 31, 1998, the Company had borrowings from this shareholder totaling $1.0 million at an interest rate of 8.0% per year, due October 16, 1999.

       Operating Activities. In 1998, net cash used in operating activities was $811,000, resulting primarily from an operating loss of $3.7 million after adjusting for non-cash items, offset by a decrease in accounts receivable of $414,000 and a decrease in inventories of $2.4 million. Accounts receivable decreased because of lower sales during the fourth quarter of 1998 compared to 1997 and improved collections. Inventories decreased as the Company better aligned its inventory with its current revenue levels. In 1997, net cash used in operating activities was $5.6 million, resulting primarily from an operating loss of $6.6 million after adjusting for non-cash items, an increase in inventories of $2.3 million, offset by a decrease in accounts receivable of $1.7 million. Inventories increased primarily in anticipation of new product shipments and lower than expected shipments of new products in 1997. Receivables decreased primarily because of decreased sales. In 1996, net cash used in operating activities was $1.4 million, resulting primarily from an increase in inventories of $3.2 million, an increase in prepaid and other current assets of $203,000, a decrease in the provision for excess and obsolete inventory of $240,000 offset by a profit of $744,000, depreciation and amortization of $1.2 million, and a decrease in accounts receivable of $428,000. Inventories increased primarily in anticipation of new product shipments and lower than expected shipments of new products in 1996.

       Investing Activities. Capital equipment expenditures in 1998, 1997 and 1996 were, $378,000, $1.6 million, and $1.3 million respectively, primarily for computers, software and engineering equipment used in research and development and other activities. The Company currently anticipates that additions to property and equipment will require capital expenditures of $440,000 through the end of 1999. In 1997, the Company had redemptions of $1.5 million of marketable securities. In 1996, the Company had net redemptions of $3.2 million of marketable securities. In May 1996, the Company acquired substantially all the assets and assumed certain liabilities of KUB Systems for $350,000 in cash.

       Financing Activities. In 1998, the Company received $34,000 from the exercise of stock options under the Company's stock option plans. In 1997, the Company received $154,000 from the exercise of stock options under the Company's stock option plans. In 1996, the Company received $100,000 from the exercise of stock options under the Company's stock option plans. Additionally in 1996, the Company paid the $1.0 million promissory note issued in connection with the Nova acquisition.

       The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 1998 and is dependent upon support from a substantial shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. The substantial shareholder has agreed that, at the Company's option, the loan may be extended until January 2000. In addition, Management has taken steps to reduce costs, and after year-end announced the sale of its Nova Systems division, which had incurred losses in each of the two years in the period ended December 31, 1998. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During 1999, the Company is developing and expects, to release two next generation products for its core Video Production segment. The Company believes that its current cash, borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through the end of 1999. The Company does not currently have a commitment from a commercial source or its substantial shareholder to provide additional funding as of the date of this report.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
          MARKET RISK

       The Company's market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Balance sheets of the Company as of December 31, 1998 and 1997 and statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 32 to 50. Other required financial information is set forth herein, on page 59.

Videonics, Inc.
Consolidated Financial Statements
as of December 31, 1998 and 1997

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Videonics, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Videonics, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






San Jose, California
March 26, 1999

Videonics, Inc.
Consolidated Balance Sheets
December 31, 1998 and 1997
(in thousands)
--------------------------------------------------------------------------------

                                                             1998        1997
Assets
Current assets:
   Cash and cash equivalents                               $    837    $    992
   Accounts receivable, net                                     852       1,291
   Inventories                                                5,830       9,938
   Prepaid income taxes                                        --           550
   Prepaids and other current assets                            122         219
                                                           --------    --------
       Total current assets                                   7,641      12,990

Property and equipment, net                                   1,507       2,438
Other assets                                                     16         266
                                                           --------    --------

       Total assets                                        $  9,164    $ 15,694
                                                           ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
   Loan payable to shareholder                             $  1,000    $   --
   Accounts payable                                             947       1,442
   Accrued expenses                                           1,290       1,646
                                                           --------    --------
       Total current liabilities                              3,237       3,088
                                                           --------    --------

Commitments and contingencies (Note 6)

Shareholders' equity:
   Preferred stock, no par value:
     Authorized:  10,000 shares in 1998 and 1997;
     Issued and outstanding:  None                             --          --
   Common stock, no par value:
     Authorized:  30,000 shares in 1998 and 1997;
     Issued and outstanding: 5,858 shares in 1998 and
     5,785 shares in 1997                                    20,647      20,613
   Accumulated deficit                                      (14,720)     (8,007)
                                                           --------    --------
       Total shareholders' equity                             5,927      12,606
                                                           --------    --------

       Total liabilities and shareholders' equity          $  9,164    $ 15,694
                                                           ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Videonics, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                     Year Ended December 31,
                                                    1998        1997        1996

Net revenues                                    $ 19,672    $ 19,955    $ 29,195
Cost of revenues                                  13,588      13,900      15,266
                                                --------    --------    --------
     Gross profit                                  6,084       6,055      13,929
                                                --------    --------    --------

Operating expenses:
   Research and development                        4,798       6,951       5,027
   Selling and marketing                           6,593       8,041       6,741
   General and administrative                      1,415       1,779       1,367
   Amortization of intangible assets                --           393         393
   Write-off of intangible assets                   --         1,875        --
                                                --------    --------    --------
                                                  12,806      19,039      13,528
                                                --------    --------    --------

Operating income (loss):                          (6,722)    (12,984)        401

Interest, net                                        (21)        261         361
                                                --------    --------    --------

Income (loss) before income taxes                 (6,743)    (12,723)        762

Provision for (benefit from) income taxes            (30)        718          18
                                                --------    --------    --------

Net income (loss)                               $ (6,713)   $(13,441)   $    744
                                                ========    ========    ========

Net income (loss) per share - basic             $  (1.15)   $  (2.34)   $   0.13
                                                ========    ========    ========

Shares used in per share calculation - basic       5,833       5,744       5,616
                                                ========    ========    ========

Net income (loss) per share - diluted           $  (1.15)   $  (2.34)   $   0.13
                                                ========    ========    ========

Shares used in per share calculation - diluted     5,833       5,744       5,933
                                                ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Videonics, Inc.
Consolidated  Statements  of  Shareholders'  Equity
For each of the three  years in the period ended December 31, 1998
(in thousands, except per share data)
------------------------------------------------------------------------------------------------

                                                                       Retained
                                                                       Earnings
                                              Common Stock           (Accumulated  Shareholders'
                                            Shares        Amount       Deficit)       Equity

Balances, December 31, 1995                   5,518      $ 19,459      $  4,690      $ 24,149

   Issuance of common stock from
     exercise of options                        187           100          --             100
   Amortization of deferred compensation       --              48          --              48
   Tax benefit from exercise of
     nonqualified stock options                --             690          --             690
   Net income                                  --            --             744           744
                                           --------      --------      --------      --------

Balances, December 31, 1996                   5,705        20,297         5,434        25,731

   Issuance of common stock from
     exercise of options                         80           154          --             154
   Amortization of deferred compensation       --              36          --              36
   Tax benefit from exercise of
     nonqualified stock options                --             126          --             126
   Net loss                                    --            --         (13,441)      (13,441)
                                           --------      --------      --------      --------

Balances, December 31, 1997                   5,785        20,613        (8,007)       12,606

   Issuance of common stock from
     exercise of options                         73            34          --              34
   Net loss                                    --            --          (6,713)       (6,713)
                                           --------      --------      --------      --------

Balances, December 31, 1998                   5,858      $ 20,647      $(14,720)     $  5,927
                                           ========      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Videonics, Inc.
Consolidated Statements of Cash Flows
(in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                        Year Ended December 31,
                                                                                      1998       1997         1996
Cash flows from operating activities:
   Net income (loss)                                                               $ (6,713)   $(13,441)   $    744
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Loss on disposal of property and equipment                                         5          76        --
       Depreciation and amortization                                                  1,304       1,563       1,190
       Provision for doubtful accounts                                                   25         375         (10)
       Provision for excess and obsolete inventories                                  1,661       1,641        (240)
       Deferred income taxes                                                           --         1,299         111
       Write-off of intangible assets                                                  --         1,875        --
       Change in assets and liabilities:
        Accounts receivable                                                             414       1,740         428
        Inventories                                                                   2,447      (2,270)     (3,232)
        Prepaid income taxes                                                            550         670        (150)
        Prepaid and other current assets                                                 97         274        (203)
        Other                                                                           250        (252)         (3)
        Accounts payable                                                               (495)        352        (136)
        Accrued expenses                                                               (356)        509          97
                                                                                   --------    --------    --------
            Net cash used in operating activities                                      (811)     (5,589)     (1,404)
                                                                                   --------    --------    --------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (378)     (1,611)     (1,303)
   Net cash paid in acquisition                                                        --          --          (350)
   Purchases of marketable securities                                                  --          --        (1,500)
   Proceeds from marketable securities                                                 --         1,500       4,708
                                                                                   --------    --------    --------
            Net cash provided by (used in) investing activities                        (378)       (111)      1,555
                                                                                   --------    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of loans payable to shareholder                             1,000        --          --
   Repayment of notes payable                                                          --          --        (1,000)
   Proceeds from issuance of common stock                                                34         154         100
                                                                                   --------    --------    --------
            Net cash provided by (used in) financing activities                       1,034         154        (900)
                                                                                   --------    --------    --------

Decrease in cash and cash equivalents                                                  (155)     (5,546)       (749)
Cash and cash equivalents at beginning of year                                          992       6,538       7,287
                                                                                   --------    --------    --------

Cash and cash equivalents at end of year                                           $    837    $    992    $  6,538
                                                                                   ========    ========    ========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest                                                                      $     43    $   --      $     31
     Income taxes                                                                  $      2    $      5    $     44
Supplement schedule of non-cash financing activities:
   Tax benefit from exercise of nonqualified
     stock options                                                                 $   --      $    126    $    690


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                         37

Videonics, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Business

       Videonics, Inc. (the "Company") was incorporated on July 3, 1986. The Company is a designer of digital video post-production equipment. The Company's products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets. The Company manufactures stand-alone and personal-computer based hardware and software products that edit and mix raw video footage, add special effects and titles, and process audio and video signals.


2.     Summary of Significant Accounting Policies

       Basis of preparation

       The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 1998 and is dependent upon support from a substantial shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. The substantial shareholder has agreed that, at the Company's option, the loan may be extended until January 2000. In addition, Management has taken steps to reduce costs, and after year-end announced the sale of its Nova Systems division which had incurred losses for each of the two years in the period ended December 31, 1998. The
       Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During 1999, the Company is developing and expects, to release two next generation products for its core Video Production segment. Management expects that the cost reductions together with revenue generated from these products will be sufficient to meet all the Company's obligations as they become due.

       Principles of consolidation
       The consolidated financial statements include the accounts for Videonics, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Use of estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue recognition
       The Company recognized revenues from gross sales, upon shipment of product, provided all significant obligations have been met. A provision is made to estimate customer returns and estimated warranty repair/replacement costs at the time a sale is recorded.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Research and development expenditures
       Research and development expenditures are charged to operations as incurred.

       Advertising
       The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising expense for the period ended December 31, 1998, 1997, and 1996 was $721,000, $1,412,000, and $947,000, respectively.

       Income taxes
       The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuations allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

       Cash and equivalents
       Cash equivalents consist of highly liquid investments with original maturities at time of purchase of three months or less.

       Inventories
       Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value.

       Property and equipment
       Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or the estimated useful life of the asset.

       Comprehensive income
       There are no differences between net income (loss) for each of the three years ended in the period to December 31, 1998, and the comprehensive income (loss) for those periods.

       Concentrations of credit risk
       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

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

       Stock based compensation
       The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation."

       Net income (loss) per share
       The Company calculates earnings per share in accordance with Financial Accounting Standards No. 128 ("SFAS 128), "Earnings Per Share." Basic net income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options.

       Fair value of financial instruments
       Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere are based on quoted market prices for the same of similar instruments.

       Recent accounting pronouncements
       In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management has not yet evaluated the effect of these change on its operations. SFAS 133 will be effective for the Company's fiscal year 2000.


3.     Acquisition of KUB Systems

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

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------


       The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

Inventory                                                               $   276
Other current assets                                                          6
Property                                                                    133
Accrued expenses                                                            (65)
                                                                        -------
                                                                        $   350
                                                                        =======
4.     Balance Sheet Detail

       Accounts receivable comprise (in thousands):

                                                                 December 31,
                                                                1998       1997

Trade accounts receivable                                    $   998    $ 1,546
Less allowance for doubtful accounts                            (146)      (255)
                                                             -------    -------

                                                             $   852    $ 1,291
                                                             =======    =======


       Inventories comprise (in thousands):

                                                                 December 31,
                                                                1998       1997

Raw materials                                                $ 4,381    $ 7,649
Work in process                                                  375        437
Finished goods                                                 1,074      1,852
                                                             -------    -------

                                                             $ 5,830    $ 9,938
                                                             =======    =======


       Property and equipment comprise (in thousands):

                                                                 December 31,
                                                                1998       1997

Machinery and equipment                                      $ 3,248    $ 3,933
Furniture and fixtures                                            86         86
Leasehold improvements                                           179        179
Tooling                                                        1,015      1,747
                                                             -------    -------
                                                               4,528      5,945
Less accumulated depreciation and amortization                (3,021)    (3,507)
                                                             -------    -------

                                                             $ 1,507    $ 2,438
                                                             =======    =======

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------


       Intangible assets comprise (in thousands):

                                                                    December 31,
                                                                        1997

Purchased technology                                                   $ 2,443
Goodwill                                                                   316
                                                                       -------
                                                                         2,759
Less accumulated amortization                                             (884)
Write-off of intangible assets                                          (1,875)
                                                                       -------

                                                                       $     -
                                                                       =======


       In 1997, the Company wrote-off the remaining unamortized value of the purchased technology and goodwill established in connection with the acquisition of Nova Systems. The write-off totaled $1,875,000 and was primarily due to continued losses and lack of commercially successful new product introductions.

       Accrued expenses comprise (in thousands):

                                                                December 31,
                                                              1998       1997

Accrued advertising                                         $   163    $   221
Accrued vacation                                                180        258
Salaries payable                                                228        239
Accrued acquisition reserve                                     239        250
Warranty reserve                                                 77        198
Other accrued expenses                                          403        480
                                                            -------    -------

                                                            $ 1,290    $ 1,646
                                                            =======    =======


5.     Loans Payable to Shareholder

       At December 31, 1998, the Company has an unsecured loan from a shareholder of the Company. This loan, in the amount of $1,000,000, bears interest at 8% per year, and is due on October 16, 1999. Accrued interest is payable on a quarterly basis.


6.     Commitments and Contingencies

       The Company leases a building for its principal facility under an operating lease which expires in July 1999. Under the terms of the lease, the Company is responsible for utilities, taxes, insurance and maintenance. At December 31, 1998, future minimum lease payments under all non-cancelable operating leases were $192,000 and terminate in 1999.

       Rent expense for the years ended December 31, 1998, 1997, and 1996 amounted to $448,000, $423,000 and $396,000, respectively.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The Company has received communications from a third party patent holder asserting patent rights embracing certain of the Company's products. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results or operations.


7.     Income Taxes

       The components of the provision for income taxes are as follows (in thousands):

                                                   1998        1997        1996

Current:
   Federal                                      $  --       $  (380)    $  (110)
   State                                          (30)           --          17

Deferred:
   Federal                                         --           995         239
   State                                           --           103        (128)
                                                -------     -------     -------

                                                $ (30)      $   718     $    18
                                                =======     =======     =======


       The Company's effective tax rate on income (loss) before income tax differs from the U.S. federal statutory regular tax rate as follows:


                                                   1998        1997        1996

Federal statutory income tax rate                 (34.0)%     (34.0)%      34.0%
State income tax rate, net of federal benefit      (7.3)       (2.9)        5.7
Tax exempt interest                                  --          --       (13.4)
Foreign net operating loss                         (5.4)        1.3         5.7
Research tax credits                               (4.8)       (6.4)      (32.8)
Other                                              (3.8)        1.6         3.2
Increase in valuation allowance                    54.9        46.0          --
                                                 -------     -------    -------

                                                   (0.4)%       5.6 %       2.4%
                                                 =======     =======    =======

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                            1998           1997

       Intangible assets                                 $ 1,464        $ 1,366
       Inventory reserves                                  1,322            891
       Depreciation                                           47             45
       Net operating loss carryforward                     4,487          2,198
       Tax credit carryforward                             1,386            815
       Deferred California research                          442           --
       Other accrued liabilities and reserves                405            537
                                                         -------        -------
       Subtotal                                            9,553          5,852
       Less valuation allowance                           (9,553)        (5,852)
                                                         -------        -------

       Net deferred tax asset                            $  --          $  --
                                                         =======        =======


       At December 31, 1998, the Company has federal and state net operating losses of $11,500,000 and $2,750,000, respectively, which expire in 2018 and 2003, respectively. The Company also has federal and state tax credit carryforwards of $850,000 and $550,000, respectively, which expire in 2018.

       In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if its uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is not certain that a benefit can be realized in the future due to the Company's operating losses. The Company's valuation allowance increased from $5,852,000 at December 31, 1997 to $9,553,000 at December 31, 1998.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------


8.     Net Income (Loss) Per Share

       In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

                                                   1998        1997       1996

Numerator - basic and diluted
       Net income (loss)                        $ (6,713)   $(13,441)   $    744
                                                --------    --------    --------

   Net income (loss) available to
     common stockholders                        $ (6,713)   $(13,441)   $    744
                                                ========    ========    ========

Denominator - basic
   Weighted average common shares outstanding      5,833       5,744       5,616
                                                --------    --------    --------

       Basic net income (loss) per share        $  (1.15)   $  (2.34)   $   0.13
                                                ========    ========    ========

Denominator - diluted
   Denominator - basic                             5,833       5,744       5,616
   Effect of dilutive securities:
     Common stock options                           --          --           317
                                                --------    --------    --------

Diluted weighted average common shares             5,833       5,744       5,933
                                                --------    --------    --------

       Diluted net income (loss) per share      $  (1.15)   $  (2.34)   $   0.13
                                                ========    ========    ========


9.     Shareholders' Equity

       At December 31, 1998, the Company has reserved 1,000,000 shares of common stock for issuance under its 1996 Amended Stock Option Plan. In addition, the Company has reserved 900,000 shares of common stock for issuance under its 1987 Stock Option Plan ("1987 Plan"). The 1987 Plan had been set to terminate, in accordance with its terms, on January 1, 1997. Effective May 1997, the Company's Board of Directors authorized the amendment of the 1987 Plan to permit the grant of non-statutory stock options previously granted under the 1987 Plan that have expired or terminated. The Plans provide for the granting of incentive stock options to officers and employees of the Company and non-qualified incentive stock options to employees, officers and directors of the Company at prices not less than the fair market value of the Company's' common stock. Options generally vest over a three-to-four year period and are canceled 90 days after termination of employment.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------------------------------------------

       A summary of stock option activity follows:

                                                         Outstanding Options
                                -----------------------------------------------------------------------
                                    1987 and 1996 Plan         Other
                                --------------------------  ------------                                    Weighted
                                    Shares                                                                   Average
                                   Available    Number of     Number         Exercise                       Exercise
                                   for Grant     Shares      of Shares        Price           Total           Price
Balances, January 1, 1996           136,510        590,927           --     $0.33-$14.75   $  1,881,434    $   3.18

   Additional shares reserved     1,000,000           --             --                             --
   Options granted                 (859,128)       859,128           --      7.50-9.00        6,752,363        7.86
   Options canceled                 147,958       (147,958)          --      0.47-14.75      (1,413,857)       9.56
   Options exercised                   --         (186,918)          --      0.33-7.50         (100,468)       0.54
                                -----------   ------------   -----------                     ----------

Balances, December 31, 1996         425,340      1,115,179           --      0.33-14.75       7,119,472        6.38

   Options granted                 (929,534)       929,534           --      3.81-5.00        4,536,769        4.88
   Options canceled                 881,362       (881,362)          --      3.81-9.00       (6,987,932)       7.93
   Options exercised                   --          (80,149)          --      0.33-7.50         (154,128)       1.92
                                -----------   ------------   -----------                     ----------

Balances, December 31, 1997         377,168      1,083,202           --      0.33-7.50        4,514,181        4.17

   Options granted                 (871,354)       871,354        640,000    0.75-2.50        2,514,626        1.66
   Options canceled                 925,657       (925,657)      (320,000)   0.47-7.50       (4,978,895)       4.00
   Options exercised                   --          (73,250)                       0.47          (34,183)       0.47
                                -----------   ------------   -----------                     ----------

Balances, December 31, 1998         431,471        955,649        320,000   $0.47-$5.00    $  2,015,729    $   1.58
                                ===========   ============   ===========                     ==========


       Compensation of approximately $114,000 had been attributed to stock options granted after March 1994 and prior to the sale of the Company's common stock in an initial public offering. The compensation was recognized as a charge to income over the three-year vesting period commencing in October 1994 and terminating in September 1997.

       In March 1998, the Company granted a nonqualified stock option to an officer of the Company to purchase a total of 320,000 shares of common stock. The option was granted outside the Company's stock option plans, at an exercise price of $2.13 per share, the fair market value of the Company's Common Stock on the relevant date. On June 24, 1998, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. In accordance with this offer, the option was canceled and reissued at an exercise price of $1.50 per share, the fair market value of the stock on June 24, 1998. Vesting of the new option will follow the original option vest schedule except the option will remain unvested until June 24, 1999 at which time vesting of new option will vest according to the original vest schedule. This option is exercisable for a term of ten years, vests over a four-year period and is cancelled 90 days after termination of employment. As of December 31, 1998, no portion of the option was exercisable.

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

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       On June 24, 1998, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. Options to purchase a total of 669,222 shares at original exercise prices ranging from $2.50 to $5.00 per share were canceled and new options were issued at an exercise price of $1.50 per share, the fair market value of the stock on June 24, 1998. Vesting of the new options will follow the original options vest schedule except options will remain unvested until June 24, 1999 at which time vesting of new options will vest according to the original options vest schedule.

       Had compensation cost for the years ended December 31, 1998, 1997 and 1996 been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123 and been included in the Company's operations, the Company's net income (loss) and net income
       (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                  1998          1997        1996

Net income (loss) - pro forma                $  (7,802)   $  (15,557)   $    126
                                             =========    ==========    ========
Net income (loss) per share - basic          $   (1.34)   $    (2.71)   $   0.02
                                             =========    ==========    ========
Net income (loss) per share - diluted        $   (1.34)   $    (2.71)   $   0.02
                                             =========    ==========    ========

       The impact on pro forma income (loss) and pro forma net income (loss) per share in the table above may not be indicative of the effect in the future years as options vest over several years and the Company continues to grant stock options to employees. This policy may or may not continue.

       The weighted average fair value of options granted in 1998, 1997 and 1996 was $1.40, $2.22 and $4.10, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes method with the following weighted average assumptions by subgroup:

                                                1998          1997        1996

Risk-free interest rate                    4.45%-5.61%    5.71-6.09%  5.36-6.36%
Expected life                                       5             5           3
Expected dividends                                 --            --          --
Volatility                                       1.19          0.75        0.75

       The weighted average expected life was calculated based on the vesting period and the exercise behavior of the Company's employees. The risk-free interest rate was calculated in accordance with the grant date and estimated expected life.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------------------------------------

       The options  outstanding  and currently  exercisable by exercise price at
       December 31, 1998 are as follows:
                                                                                  Options Currently
                                    Options Outstanding                              Exercisable
                    ----------------------------------------------------  ----------------------------------
                                         Weighted
                        Number           Average           Weighted           Number           Weighted
                     Outstanding        Remaining           Average         Exerciable          Average
    Exercise          December 31,     Contractual         Exercise         December 31,       Exercise
     Price               1998              Life              Price             1998              Price

$0.47 - $0.75            190,547          6.17             $   0.59           110,561          $   0.48
$1.13 - $1.50            975,318          9.48                 1.50                 -                 -
$2.00 - $3.81             73,781          8.73                 2.76            22,502              2.90
$5.00 - $8.88             36,003          8.52                 5.48            25,507              5.45
                    -------------                                      --------------

                       1,275,649          8.92             $   1.58           158,570          $   1.97
                    =============                                      ==============


10.    Segment Information

       In 1998, Videonics adopted SFAS 131. Prior years segment information has been restated to present Videonics' two reportable segments - (1) Video Production and (2) Signal Processing.

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Videonics evaluates the performance of its segments based on revenue and operating income.

       Videonics is organized primarily on the basis of three separate product lines. Two of its product lines have been aggregated into the "Video Production" segment. This segment manufactures and sells video post-production equipment into broadcast, cable, industry and home producer markets. "Signal Processing" represents the Company's Nova Division that manufactures and sells signal conversion and processing equipment primarily into television and cable studios.

       The table below presents information about reported segments for the years ending December 31, (in thousands):

                                          1998           1997             1996

Video Production
    Sales                              $ 17,750        $ 17,149        $ 24,794
    Operating loss                       (6,474)         (9,339)            (43)

Signal Processing
    Sales                                 1,922           2,806           4,401
    Operating loss                         (248)         (1,389)            825

Reconciling items                          --            (2,256)           (381)

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       For the year ended December 31, 1997, reconciling items of $2,256,000 relate to the amortization and write-off of intangible assets. For the year ended December 31, 1996, the reconciling item relates to the amortization of intangible assets.

       The Company markets and services it products in North America through its own direct sales organization and through sales representatives. The Company markets its products in foreign countries outside North America through distributors and its wholly owned subsidiary in Germany.

       The Company's German office is primarily a sales office. Revenue, loss and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements.

       Geographic net export sales information is shown below (in thousands):

                                                            December 31,
                                                     1998       1997       1996

Revenues from unaffiliated customers:
   United States                                   $12,665    $13,317    $16,852
   Europe                                            2,662      2,007      4,774
   Asia                                              2,772      2,637      3,925
   Americas (excluding the United States)            1,573      1,994      3,644
                                                   -------    -------    -------

                                                   $19,672    $19,955    $29,195
                                                   =======    =======    =======

       For the years ended December 31, 1998, 1997 and 1996, no one customer accounted for more than 10% of the revenues during the periods. The Company has no significant assets in foreign countries.


11.    401(k) Plan

       In August 1994, the Company adopted a 401(k) employee savings plan wherein the employee can contribute up to specified Internal Revenue Code limits and the Company matches, at a rate of 50%, the first $200 of the employee's contribution per quarter. The employee's entitlement to the Company matching contributions is fully vested on the date of contribution. The Company, at its sole discretion and with the Board of Directors' approval, can make an additional incremental contribution. To date, the Company has not made discretionary contributions. The Company's matching contributions charged against income totaled approximately $39,000, $51,000 and $52,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------


12.    Subsequent Events

       On January 29, 1999, the Company completed the sale of certain of the assets and the assumption of certain of the liabilities related to its Nova Systems Division to a private company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. For the year ended December 31, 1997, Nova recorded revenues of $2.8 million and a loss from operations of $1.4 million, which included a write-off of $700,000 of non-performing assets. Additionally in 1997, Videonics wrote off $1.9 million of intangibles related to Nova. The sale of Nova is expected to provide Videonics with net revenues from royalties in 1999. These royalties are predicated upon future sales of Nova products by the acquiring company. The sale of Nova will not result in a capital gain or loss to Videonics.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Information concerning the directors and executive officers of the Company is incorporated herein by reference from the information contained under the caption "Election of Directors" with respect to directors and under the caption "Management" with respect to executive officers, contained in the Company's Proxy Statement (the "Proxy Statement") relating to its 1999 Annual Meeting of Shareholders to be held on or about August 19, 1999. Information regarding compliance with the reporting requirements under Section 16(a) of the Securities and Exchange Act of 1934, as amended is incorporated herein by reference from the information under the caption "Executive Compensation Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(B) promulgated under the Securities Exchange Act of 1934. With the exception of the foregoing information and other information specifically incorporated by reference into this Report, the Proxy Statement is not being filed as a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

         The following financial statements are filed as part of this report:

                  -        Report of Independent Accountants

                  -        Balance Sheets at December 31, 1998 and 1997

                  - Statements of Income for the Years Ended December 31, 1998, 1997, and 1996

                  - Statement of Shareholders' Equity for the Years Ended December 31, 1998, 1997, and 1996

                  -        Statements of Cash Flows for the Years
                           Ended December 31, 1998, 1997, and 1996

                  -        Notes to Financial Statements

                  2.       Financial Statement Schedules

         The following financial statement schedule is included in Item 14(d):

                   Schedule                                Title
                   --------                                -----
                  Schedule II                  Valuation and Qualifying Accounts


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

             10.03 Sublease, dated July 11, 1996 between Diba, Inc. and Videonics, Inc. at 270 Harbor
                           Boulevard, Belmont, California. (4)

             10.04         Stock Option Plan, and related agreements.
                           (2)

             10.05 Asset Purchase Agreement relating to the acquisition of Nova Systems, Inc., by Videonics, Inc., dated September 7, 1995.
                           (5)

             10.06 Asset Purchase Agreement relating to the acquisition of KUB Systems, Inc., by Videonics, Inc., dated May 24, 1996. (6)

             10.07         Letter of Employment Agreement with Steve
                           L. Peters. (4)

             10.08 Promissory Note issued in connection with loan by Videonics, Inc. to Steve L. Peters.
                           (4)

            +10.09         Letter of Employment Agreement with
                           Yeshwant Kamath dated November 17, 1997. (7)

             10.10 Loan agreement issued in connection with a loan by Carl Berg to Videonics, Inc. dated October 16, 1998.

             21.1          Subsidiaries

             23.1          Consent of PricewaterhouseCoopers LLP,
                           Independent Accountants.

             27.1          Financial Data Schedule

(b)      Reports on Form 8-K

       The Company filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 1998.
----------

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

(7)       Filed as an exhibit to the  Company's  Annual  Report on Form 10-K for
          the  year  ended  December  31,  1997,  and  incorporated   herein  by
          reference.

+ Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1999.

                                      VIDEONICS, INC.


                                 By: /s/ Michael L. D'Addio
                                     -----------------------
                                     Michael L. D'Addio
                                     Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Signature                             Title                                Date
------------------                             -----                                ----

/s/ Michael L. D'Addio                         Chairman of the Board                March 28, 1999
-----------------------------                  and Chief Executive Officer
Michael L. D'Addio                             (Principal Executive Officer)


/s/ B. Yeshwant Kamath                         President and Director               March 28, 1999
-----------------------------
B. Yeshwant Kamath


/s/ Gary L. Williams                           Vice President of Finance,           March 28, 1999
-----------------------------                  and Chief Financial Officer
Gary L. Williams                               (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)


/s/ Mark C. Hahn                               Vice President and Chief             March 28, 1999
-----------------------------                  Technical Officer and
Mark C. Hahn                                   Director


/s/ Carl E. Berg                               Director                             March 28, 1999
-----------------------------
Carl E. Berg


/s/ N. William Jasper, Jr.                     Director                             March 28, 1999
-----------------------------
N. William Jasper, Jr.

                                 VIDEONICS, INC.

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                        Page in
                                                                       Form 10-K

Financial statements:

    Report of Independent Accountants.........................................33

    Balance Sheets............................................................34

    Statements of Income......................................................35

    Statements of Shareholders' Equity........................................36

    Consolidated Statements of Cash Flows.....................................37

    Notes to Financial Statements.............................................38

Schedules:
             Report of Independent Accountants................................58

    II       Valuation and Qualifying Accounts................................59

             Schedules not listed above have been omitted because the information required to be set forth therein is not required or is shown in the financial statements or notes thereto.

Exhibits:


    21.1     Subsidiaries.....................................................__

    23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants...__

    27.1     Financial Data Schedule..........................................__

                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                   INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE



Our report on the financial statements of Videonics, Inc. and subsidiaries is included on page 33 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 56 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                      PricewaterhouseCoopers LLP







San Jose, California
March 26, 1999

                                 VIDEONICS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        Valuation and Qualifying Accounts

                                 (in thousands)

                                    Balance at  Charged to               Balance
                                     Beginning   Costs and             at End of
Description                          of Period   Expenses  Deductions    Period
-----------                          ---------   --------  ----------    ------

Year ended December 31, 1998
   Allowance for doubtful accounts:    $255        $ 25       $ (134)     $ 146

Year ended December 31, 1997
   Allowance for doubtful accounts:    $123        $375        $(243)     $ 255

Year ended December 31, 1996
   Allowance for doubtful accounts:    $173        $(10)        $(40)     $ 123




                                    Balance at  Charged to               Balance
                                     Beginning   Costs and             at End of
Description                          of Period   Expenses  Deductions    Period
-----------                          ---------   --------  ----------    ------
Year ended December 31, 1998
   Allowance for excess and
   obsolete inventories:             $1,753      $1,661        $(585)   $ 2,829

Year ended December 31, 1997
   Allowance for excess and
   obsolete inventories:               $377      $1,641        $(265)   $ 1,753

Year ended December 31, 1996
   Allowance for excess and
   obsolete inventories:               $826       $(240)       $(209)     $ 377

                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                   ITEM 14(c)

                                    EXHIBITS