Form 10-K/A
period 1998-12-31
VIDEONICS INC
filed 1999-04-30
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 31, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $2,537,707

         As of March 31, 1999, there were 5,858,149 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

         A portion of Item 8 of Part II and Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, of Videonics Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated to read in their entirety as follows:

                                     PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of PricewaterhouseCoopers LLP, independent accountants, is set forth on page 3.

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



                                                  /s/ PricewaterhouseCoopers LLP

San Jose, California
March 26, 1999

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company as of December 31, 1998 are as follows:

                                                                      Director /
Name                           Age             Position            Officer Since
----                           ---             --------            -------------

Michael L. D'Addio             54        Chairman of the               1986
                                         Board, Chief
                                         Executive Officer
                                         & Director

Yeshwant Kamath                50        President &                   1997
                                         Director

Jeffrey A. Burt                45        V.P. Operations               1992


Mark C. Hahn                   49        V.P., Chief                   1986
                                         Technical Officer,
                                         Secretary & Director

James A. McNeill               53        V.P. of Finance,              1993
                                         CFO & Assistant
                                         Secretary

Stephen L. Peters              44        V.P. of Research              1996
                                         & Development

Carl E. Berg                   61        Director                      1987

N. William Jasper, Jr.         51        Director                      1993


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

         Dr. Yeshwant Kamath, has served as President of the Company since November 1997. From 1993 to 1996, Dr. Kamath was the CEO and co-founder of KUB Systems, which was acquired by Videonics. From 1982 to 1992, he was the CEO and co-founder of Abekas Video Systems, which was acquired by Carlton
Communications,  Plc. Dr. Kamath  received his MS in  Electronics  from

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

         Mark C. Hahn, a co-founder of the Company, has served as the Company's Chief Technical Officer since February 1996, and Corporate Secretary and Director since the Company's inception in July 1986. Previously, Mr. Hahn served as the Company's Vice President of Research and Development. Prior to co-founding the Company, Mr. Hahn served as Vice President of Research and Chief Technologist of Corvus Systems from May 1979 to February 1986. Mr. Hahn holds a B.S. degree in Electrical Engineering from Princeton University and a M.S. degree in Electrical Engineering from Stanford University.

         James A. McNeill has served the Company as its Vice President of Finance and Chief Financial Officer since November 1993. Mr. McNeill has served as Assistant Secretary since October 1994. From 1991 until joining the Company, Mr. McNeill served as Vice President, Finance of JHK & Associates, Inc., a professional services firm. From 1978 to 1991, he served successively as Vice President of Finance and President of U.S. Controls Holding, Inc. and its subsidiaries, Reactor Controls, Inc. and Project Integration, Inc. Mr. McNeill holds a B.S. degree in Accounting from Pennsylvania State University and is a C.P.A. under the laws of California. Mr. McNeill was promoted to the position of Senior Vice President of the Company on February 4, 1999.

         Stephen L. Peters has served the Company as its Vice President of Research and Development since February 1996. From 1994 to February 1996, Mr. Peters acted as a consultant in the areas of international business planning and product development. From 1976 to 1980 and from 1983 to 1994, he served as a Division Manager, R&D Manager, R&D Section Manager, Project Manager, and development engineer at Hewlett-Packard. From 1980 to 1983 he served as Project Manager and Senior Engineer at Advanced Technology Labs. Mr. Peters holds B.S. degrees from Oregon State University in Engineering Physics and Pre-medicine. Mr. Peters resigned as the Company's Vice President of Research and Development on March 5, 1999.

         Carl E. Berg, a co-founder of the Company, has served on the Company's Board of Directors since June 1987. Mr. Berg is currently, and has for the last nine years been, a private venture capital investor and industrial real estate developer. Mr. Berg is also a member of the Board of Directors of Integrated Device Technology, Inc., Valence Technology, Inc. and Systems Integrated Research.

         N. William Jasper, Jr. joined the Board of Directors of the Company in August 1993. Since 1983, Mr. Jasper has been the President and Chief Operating Officer of Dolby Laboratories, Inc.

BOARD COMMITTEES AND MEETINGS

         During the year ending December 31, 1998, there were five meetings of the Company's Board of Directors at which all members were present.

         The Audit Committee was established on December 15, 1994. The members of the Audit Committee are Messrs. Berg and Jasper, neither of whom is an employee of the Company. The functions of the Audit Committee are to define the scope of the audit, review the auditor's reports and comments, and monitor the internal auditing procedures of the Company. The Audit Committee met one time during 1998.

         The Compensation Committee was established on October 27, 1994. The members of the Compensation Committee are Messrs. Berg and Jasper, neither of whom is employed by the Company. The Compensation Committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The Compensation Committee did not meet during 1998.

         The Company does not presently have a Nominating Committee.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations from the reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation earned by the Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose salary and bonus for fiscal year 1998 exceeded $100,000 for services rendered in all capacities for the years ended December 31, 1998, 1997, and 1996.

                                   Summary Compensation Table
                                                                Annual                    Long-Term
                                                             Compensation(2)            Compensation
                                                         ------------------------       ------------           All Other
Name and                                                 Salary             Bonus          Option/           Compensation
Principal Position                        Year             ($)               ($)          SARs (#)               ($)
------------------                        ----             ---               ---          --------               ----
Michael L. D'Addio                        1998         $150,000                 0                0                  0
   Chief Executive Officer                1997         $130,667                 0                0                  0
                                          1996          $92,000            $2,704                0                  0


Yeshwant Kamath                           1998         $150,000           $42,500          680,008(5)               0
   President                              1997         $100,500(3)         $5,000(3)        40,008(4)               0


Jeffrey A. Burt                           1998         $122,693                 0           30,000(6)               0
   Vice President of                      1997         $110,000                 0           30,000(6)         $30,200(1)
   Operations                             1996          $92,000            $3,362           30,000            $70,517(1)


James A. McNeill                          1998         $150,000                 0           30,000(7)               0
   Vice President of                      1997         $121,667           $11,667           30,000(7)               0
   Finance, CFO &                         1996          $92,000            $2,704           30,000                  0
   Assistant Secretary

Stephen L. Peters                         1998          $98,000           $42,000           50,008(10)              0
   Vice President of                      1997          $98,000           $42,000           60,010(10)        $10,000(9)
   Research and Development               1996          $85,750(8)        $36,750(8)        50,004                  0

----------

(1) Amounts represent gain recognized on exercise of nonstatutory stock options issued under the Company's 1987 Stock Option Plan.

(2) Except for annual compensation reported below, there is no other annual compensation to report.


(3) Dr. Kamath was appointed President of the Company in November 1997. According to his employment agreement, Dr. Kamath was guaranteed a $5,000 bonus for the year 1997.

(4)  Includes repriced options to purchase 40,008 shares of Common Stock.

(5)  Includes repriced options to purchase 360,008 shares of Common Stock.

(6)  Includes repriced options to purchase 30,000 shares of Common Stock.

(7)  Includes repriced options to purchase 30,000 shares of Common Stock.

(8) Mr. Peters joined the Company in February 1996. Mr. Peters was guaranteed a bonus of $3,500 per month during his first year of employment. Accordingly, the Summary Compensation Table information for 1996 set forth above includes only that compensation earned by Mr. Peters from February 19, 1996 through December 31, 1996.

(9)  Represents relocation bonus.

(10) Includes repriced options to purchase 50,008 shares of Common Stock.

      The following tables set forth as to the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table, certain information with respect to options to purchase shares of Common Stock of the Company as of and for the year ended December 31, 1998.

                                    Option/SAR Grants in 1998
                       Number of      % of Total                                      Potential Realizable
                      Securities       Options/                                      Value at Assumed Annual
                      Underlying         SARs         Exercise                        Rates of Stock Price
                        Option/       Granted to       or Base                          Appreciation for
                         SARs          Employees        Price                            Option Term(5)
                        Granted           In           ($/per        Exp.         --------------------------------
Name                    (#)(1)          1998(2)        Share)        Date         0% ($)     5% ($)       10% ($)
---------------------  --------         -------        ------        ----         ------     ------       -------
Jeffrey A. Burt           30,000(3)        2.0%        $1.50        6/24/08         0       $28,300        $71,718
Yeshwant Kamath          360,008(3)       24.0%        $1.50        6/24/08         0      $339,611       $860,640
                         320,000(4)       21.3%        $2.10        3/23/08         0      $427,648     $1,083,745
James A. McNeill          30,000(3)        2.0%        $1.50        6/24/08         0       $28,300        $71,718
Stephen L. Peters         50,008(3)        3.3%        $1.50        6/24/08         0       $47,175       $119,550

----------------------
(1) Options granted in this table have exercise prices equal to the fair market value of the Company's Common Stock on the date of grant. All such options typically become exercisable at a rate of 1/8 after the first full six months of employment, and 1/8 every six months thereafter for a total four year vesting period following the date of grant.

(2) The Company granted options to purchase a total of 1,503,246 shares of Common Stock to employees and Directors in 1998. Included in the options granted are 989,222 of options that were issued in connection with the Company's repricing on June 24, 1998.

(3) Options were issued in connection with the Company's June 24, 1998 repricing. Repriced options will follow the vesting of the original vesting schedule for the options they replaced, except options will remain unvested until June 24, 1999 at which time vesting of new options will vest according to the original option vesting schedule.

(4) Mr. Kamath's grant of 320,000 shares were issued in accordance with his employment agreement.

(5) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (0%, 5%, 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed rates of appreciation (over the deemed fair market value at the grant date) are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future growth of the price of the Company's Common Stock.

                             Aggregated Option/SAR Exercises in 1998
                              and Fiscal Year-End Option/SAR Values
                         Shares                       Number of Securities                 Value of Unexercised
                      Acquired on     Value          Underlying Unexercised              In-the-Money Options/SARs
                        Exercise    Realized        Options/SARs at Year-End                  at Year-End(1)
Name                       #           $          Exercisable      Unexercisable        Exercisable      Unexercisable
--------------------   --------- -----------      -----------      -------------        -----------      -------------
Michael L. D'Addio        --          --                 --                --                  --              --
Yeshwant Kamath           --          --                 --           360,008                  --              --
Jeffrey A. Burt           --          --             27,000            30,000              $4,410              --
James A. McNeill          --          --                 --            30,000                  --              --
Stephen L. Peters         --          --              5,001            55,009                  --              --

----------
(1) Calculated on the basis of the closing price of $0.63 on December 31, 1998, minus the exercise price.

                                  Ten-Year Option/SAR Repricing
                                                        Market                                       Length of
                                      Number of        Price of         Exercise                     Original
                                     Securities        Stock at         Price at                    Option Term
                                     Underlying         Time of          Time of                   Remaining at
                                     Option/SARs       Repricing        Repricing       New           Date of
                                     Repriced or          or               or        Exercise      Repricing or
Name                        Date       Amended         Amendment        Amendment      Price         Amendment
----------------------      ----       -------         ---------        ---------      -----         ---------
Jeffrey A. Burt            6/24/98       30,000          $1.50           $5.00         $1.50     9 years  56 days
                           8/19/97       30,000          $5.00           $7.50         $5.00     8 years 177 days
Yeshwant Kamath            6/24/98       40,008          $1.50           $5.00         $1.50     9 years  56 days
                           6/24/98      320,000          $1.50           $2.13         $1.50     9 years 273 days
                           8/19/97       40,008          $5.00           $9.00         $5.00     8 years 285 days
James A. McNeill           6/24/98       30,000          $1.50           $5.00         $1.50     9 years  56 days
                           8/19/97       30,000          $5.00           $7.50         $5.00     8 years 177 days
Stephen L. Peters          6/24/98       50,008          $1.50           $5.00         $1.50     9 years  56 days
                           8/19/97       50,008          $5.00           $7.50         $5.00     8 years 177 days

EMPLOYMENT AGREEMENTS

         In February 1996, the Company entered into an employment agreement with Mr. Peters, pursuant to which he presently receives a base salary of $98,000 per year, plus a guaranteed bonus of $42,000 the first year, $38,000 in the second year, and $34,000 in the third year. In addition, Mr. Peters is eligible to receive an incentive bonus, in his second and third years of employment, based on performance. Pursuant to this agreement, Mr. Peters received an option to purchase 50,004 shares of the Company's Common Stock under the Stock Option Plan at an exercise price of $7.50 per share which vests over three years. The agreement provides that if Mr. Peters is terminated within one year after a merger or buyout, his shares will be fully vested and he will receive one years severance pay. Mr. Peters resigned as the Company's Vice President of Research and Development on March 5, 1999.

         In November 1997, the Company entered into an employment agreement with Dr. Kamath, pursuant to which he presently receives a base salary of $150,000 per year, with a guaranteed bonus of $5,000 for 1997. In addition, Dr. Kamath is eligible to receive an incentive bonus in 1998 based on performance. Pursuant to this agreement, Dr. Kamath received options to purchase 320,000 shares of the Company's Common Stock. These options were granted by the Company's Board of Directors on March 23, 1998, at fair market value, and will vest over four years. The agreement provides that if Dr. Kamath is terminated within one year after a merger or buyout, his shares will be fully vested and he will receive one years severance pay.


REMUNERATION OF NON-EMPLOYEE DIRECTORS

         The Company does not compensate non-employee directors who are also major shareholders, such as Mr. Berg, for their services. Other non-employee directors, such as Mr. Jasper, receive $500 for each board meeting attended. In addition, non-employee directors (other than non-employee directors who are also major shareholders), serving on the Company's Board of Directors on August 31st of each year will be granted nonstatutory stock options to purchase 4,504 shares of the Company's Common Stock. During 1998, Mr. Jasper received options to purchase 9,008 shares of the Company's Common Stock representing director's options for 1997 and 1998.


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

         The Committee recognizes that the salary paid to Mr. D'Addio, the Company's Chief Executive Officer, is substantially below that paid to others in comparable positions of similar companies. The Committee increased the annual salary of Mr. D'Addio, the Company's CEO to $150,000 in 1997 from $92,000. Mr. D'Addio had declined salary increases recommended by the Committee since 1994. The Committee recognizes that Mr. D'Addio's current salary is still significantly below the salary of CEO's in comparable public companies, however, Mr. D'Addio declined any additional increase.

         During 1999, it is anticipated that the Committee will conduct annual performance reviews comparing actual Company progress against annual plans. Elements of such plans, including progress on product development, sales and marketing, expense control and organizational development, may be considered.

         Carl E. Berg
         N. William Jasper Jr.

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

PERFORMANCE MEASUREMENT COMPARISON

         The following graph compares the annual percentage change in the cumulative shareholder return of the Common Stock of the Company, with CRSP Total Return Index for the Nasdaq Stock Market (Domestic Companies) and the CRSP Total Return Index for the Nasdaq Electronic Component Companies, for the period beginning December 15, 1994 and ending December 31, 1998. The graph assumes that $100.00 was invested on December 15, 1994, the effective date of the Company's initial public offering of Common Stock.

(The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T)

                                                   Cumulative Total Return
                         --------------------------------------------------------------------------
                         12/15/94      12/31/94     12/31/95     12/31/96     12/31/97     12/31/98

Videonics, Inc.             100           116          107           81           38            6
Nasdaq (Domestic)           100           103          149          183          225          316
Electronic Component
 Companies                  100           106          175          303          317          491

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth, as of March 31, 1999, certain information with respect to each person known by the Company to be a beneficial owner, as defined in Rule 13d-3 ("Rule 13d-3") promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act"), of more than 5% of the outstanding Common Stock of the Company.

                                                                  Percentage of
                                                                   Outstanding
Name and Address                 Number of Shares                    Common
of Beneficial Owner             Beneficially Owned                    Stock
-------------------             ------------------                    -----
Carl E. Berg
10050 Bandley Drive
Cupertino, CA 95014                  1,142,305                         19%

Michael L. D'Addio
1370 Dell Avenue
Campbell, CA 95008(1)                  918,762 (1)                     16%

Mark C. Hahn
1370 Dell Avenue
Campbell, CA 95008                     557,831                         9%

State of Wisconsin
  Investment Board
P.O. Box 7842
Madison, WI  53707                     535,000                         9%

(1) Includes 6,000 shares subject to stock options exercisable as of March 31, 1999 or within 60 days thereafter held by Mr. D'Addio's spouse, a Company employee.

MANAGEMENT

         The following table sets forth certain information, as of March 31, 1999 concerning each director and each executive officer, including their beneficial ownership as defined in Rule 13d-3, of shares of Common Stock and beneficial ownership of Common Stock by all officers and directors as a group.

                                           Director/                                 Shares            Percent
                                            Officer                               Beneficially       Beneficially
Name                             Age         Since        Positions                  Owned               Owned
----                             ---         -----        ---------                  -----               -----

Carl E. Berg                     61          1987         Director                 1,142,305             19%

Michael L. D'Addio               54          1986         Chairman, CEO,             918,762(1)          16
                                                          & Director

Mark C. Hahn                     49          1986         V.P., Chief                557,831              9
                                                          Technical Officer,
                                                          Secretary & Director

N. William Jasper, Jr.           51          1993         Director                    37,282(2)          *

Yeshwant Kamath                  50          1997         President & Director             0             *

Jeffrey A. Burt                  46          1992         V.P. of Operations          27,000(3)          *

James A. McNeill                 53          1993         V.P. of Finance,            80,000              1
                                                          CFO & Assistant
                                                          Secretary

Stephen L. Peters                44          1996         V.P. of Research and         6,001(4)          *
                                                          Development

All executive officers and directors as a group (8 persons) (5)                    2,769,181             47%

------------------------
*    Represents less than 1%

(1) Includes 6,000 shares subject to stock options exercisable as of March 31, 1999 or within 60 days thereafter held by Mr. D'Addio's spouse, a Company employee.

(2) Includes 6,002 shares subject to stock options exercisable as of March 31, 1999 or within 60 days thereafter.


(3) Includes 27,000 shares subject to stock options exercisable as of March 31, 1999 or within 60 days thereafter.

(4) Includes 5,001 shares subject to stock options exercisable as of March 31, 1999 or within 60 days thereafter. Mr. Peters resigned as the Company's Vice President of Research and Development on March 5, 1999

(5)  Includes an aggregate  of 44,003  shares  included  pursuant to notes (1) -
     (4).


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

         On January 24, 1997, the Company loaned $250,000 to Steve Peters, Vice President of Research and Development of the Company. The loan had an interest rate of 6% per annum, and was due and payable in one lump sum on January 4, 2000. The loan was secured by a deed of trust on Mr. Peters' home in Saratoga, California. As of December 31, 1998, the loan had been repaid in full and the security interest in Mr. Peters' home was released.

         At December 31, 1998, the Company has an unsecured loan from Carl Berg, a director and shareholder of the Company. This loan, in the amount of $1,000,000, bears interest at 8% per year, and is due on October 16, 1999. Accrued interest is payable on a quarterly basis. Mr. Berg has agreed that, at the Company's option, the loan's maturity date may be extended until January 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)        1.        Financial Statements

The following financial statement is filed as part of this report:

                    --        Report of Independent Accountants

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 1999.

                                      VIDEONICS, INC.

                                      By: /s/ Michael L. D'Addio
                                          Michael L. D'Addio
                                          Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Signature                         Title                                   Date
------------------                         -----                                   ----

/s/ Michael L. D'Addio                     Chairman of the Board                   April 27, 1999
------------------------------             and Chief Executive Officer
Michael L. D'Addio                         (Principal Executive Officer)


/s/ B. Yeshwant Kamath                     President and Director                  April 27, 1999
------------------------------
B. Yeshwant Kamath


/s/ Gary L. Williams                       Vice President of Finance,              April 27, 1999
------------------------------             and Chief Financial Officer
Gary L. Williams                           (Principal Financial Officer
                                           and Principal Accounting
                                           Officer)


/s/ Mark C. Hahn                           Vice President and Chief                April 27, 1999
------------------------------             Technical Officer and
Mark C. Hahn                               Director


/s/ Carl E. Berg                           Director                                April 27, 1999
------------------------------
Carl E. Berg


/s/ N. William Jasper, Jr.                 Director                                April 27, 1999
------------------------------
N. William Jasper, Jr.