Form 10-Q
period 1999-03-31
VIDEONICS INC
filed 1999-05-17
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                                       or

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of April 30, 1999, there were 5,867,649 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Quarter Ended
                                                               March 31,
                                                             -------------
                                                          1999           1998
                                                         -------        -------

Net revenues                                             $ 3,665        $ 4,719
Cost of revenues                                           2,207          2,977
                                                         -------        -------
            Gross profit                                   1,458          1,742
                                                         -------        -------

Operating expenses:
   Research and development                                  898          1,382
   Selling and marketing                                     996          1,641
   General and administrative                                374            424
                                                         -------        -------
                                                           2,268          3,447
                                                         -------        -------
               Operating loss                               (810)        (1,705)

Interest expense, net                                        (13)            (1)
                                                         -------        -------

               Net loss                                  $  (823)       $(1,706)
                                                         =======        =======

Net loss per common share - basic
 and diluted                                             $ (0.14)       $ (0.29)
                                                         =======        =======

Shares used in computing net loss per
 common share - basic and diluted                          5,858          5,790
                                                         =======        =======


                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                         March 31, December  31,
                           ASSETS                          1999        1998
                                                         --------    --------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents                             $    764    $    837
   Accounts receivable, net                                   899         852
   Inventories                                              5,074       5,830
   Prepaid and other current assets                           212         122
                                                         --------    --------
            Total current assets                            6,949       7,641

Property and equipment, net                                 1,195       1,507
Other assets                                                   16          16
                                                         --------    --------
               Total assets                              $  8,160    $  9,164
                                                         ========    ========

                        LIABILITIES

Current liabilities:
   Note payable to shareholder                           $  1,000    $  1,000
   Accounts payable                                           973         947
   Accrued expenses                                         1,083       1,290
                                                         --------    --------
            Total current liabilities                       3,056       3,237
                                                         --------    --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,858 shares at
      March 31, 1999 and 5,858 shares at
      December 31, 1998                                    20,647      20,647

Retained deficit                                          (15,543)    (14,720)
                                                         --------    --------
            Total shareholders' equity                      5,104       5,927
                                                         --------    --------

             Total liabilities and shareholders' equity  $  8,160    $  9,164
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

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                               Quarter Ended
                                                                 March 31,
                                                               -------------
                                                              1999        1998
                                                             -------    -------
Cash flows from operating activities:
        Net cash used in operating activities                $  (104)   $  (439)
                                                             -------    -------

Cash flows from investing activities:
      Cash received from sale of Nova                             52       --
Purchase of property and equipment                               (21)      (155)
                                                             -------    -------
        Net cash provided by (used in) investing activities       31       (155)
                                                             -------    -------

Cash flows from financing activities:
      Proceeds from issuance of note payable                    --          619
      Proceeds from issuance of common stock                    --           13
                                                             -------    -------
        Net cash provided by financing activities               --          632
                                                             -------    -------

Increase (decrease) in cash and cash equivalents                 (73)        38

Cash and cash equivalents at beginning of year                   837        992
                                                             -------    -------

Cash and cash equivalents at end of quarter                  $   764    $ 1,030
                                                             =======    =======


                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements at March 31, 1999 and for the three month period then ended are unaudited (except for the balance sheet information as of December 31, 1998, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999, or any future interim period.

2.       Inventories comprise (in thousands):

                                                      March 31,     December 31,
                                                        1999           1998
                                                       ------         ------
                                                    (unaudited)
            Raw materials                             $ 4,010         $4,381
            Work in process                               382            375
            Finished goods                                682          1,074
                                                       ------         ------
                                                       $5,074         $5,830
                                                       ======         ======

3.       Note Payable to Shareholder:

         At March 31, 1999, the Company has an unsecured loan from a director and significant shareholder of the Company. This loan, in the amount of $1,000,000, bears interest at 8% per year, and is due on October 16, 1999. Accrued interest is payable on a quarterly basis. The shareholder has agreed that, at the Company's option, the loan may be extended until January 2000.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


4.       Sale of Nova Systems:

         On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to its Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. For the year ended December 31, 1997, Nova recorded revenues of $2.8 million and a loss from operations of $1.4 million, which included a write-off of $700,000 of non-performing assets. Additionally in 1997, Videonics wrote off $1.9 million of intangibles related to Nova. The sale of Nova may provide Videonics with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of the approximately $450,000. The sale of Nova did not result in a material capital gain or loss to Videonics.

5.       Segment Information:

         In 1998, Videonics adopted SFAS 131. At December 31, 1998, Videonics presented two reportable segments - (1) Video Production and (2) Signal Processing.

         The Company's "Video Production" segment manufactures and sells video post-production equipment into broadcast, cable, industry and home producer markets. The Company's "Signal Processing" segment, which was represented by the Company's Nova Division, manufactured and sold signal conversion and processing equipment primarily into television and cable studios. As described in Note 4, the Company's Nova System Division ("Signal Processing" segment) was sold on January 29, 1999.

         The table below presents information about reported segments for the quarters ending March 31, (in thousands):

                                                   1999             1998
                                                   ------           -----
         Video Production
           Sales                                   $3,574          $4,200
           Operating loss                            (774)         (1,644)

         Signal Processing
           Sales                                       91 (1)         519
           Operating loss                             (36)(1)         (61)

         (1) Results presented are through January 29, 1999, the date the Company completed its sale of Nova.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


6.       Recent Accounting Pronouncement:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Factors That May Affect Future Results of Operations," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the market for video post-production equipment, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors.


Results of Operations

         Net Revenues. Net revenues decreased approximately 22% from $4.7 million in the first quarter of 1998 to $3.7 million in the first quarter of 1999. The decrease in revenue was due in part to the sale of the Company's Nova Division and decreased sales of the Company's older videographer products.

         Gross Profit. Gross profit decreased approximately 16% from $1.7 million in the first quarter of 1998 to $1.5 million in the first quarter of 1999. The decrease in gross profit is primarily due to the sale of Nova. Gross profit, as a percentage of net revenues, increased to approximately 40% in the first quarter of 1999 from approximately 37% for the first quarter of 1998. The increase in gross profit as a percentage of revenues is due primarily to a change in product mix.

         Research and Development. Research and development expenses decreased approximately 35% to $898,000 during the first quarter of 1999 compared to $1.4 million in the first quarter of 1998. The decrease was due to the Company's sale of Nova, a decrease in personnel and reduced use of consultants.

         Selling and Marketing. Selling and marketing expenses decreased approximately 39% to $996,000 in the first quarter of 1999 compared to $1.6 million in the first quarter of 1998. As a percentage of net revenues, these expenses decreased to 27% in the first quarter of 1999 compared to 35% in the first quarter of 1998. The decrease was due to the Company's sale of Nova, a decrease in personnel and reduced advertising expenses.

         General and Administrative. General and administrative expenses decreased approximately 12% to $374,000 in the first quarter of 1999 compared to $424,000 in the first quarter of 1998. Expenses as a percentage of net revenues were essentially flat between quarterly comparison periods. The decrease in actual expenses was primarily due to the sale of Nova.

         Interest Expense, net. Interest expense increased to $13,000 in the first quarter of 1999 compared to $1,000 in the first quarter of 1998. This difference is primarily due to interest expense calculated on the $1.0 million note payable to a director and significant shareholder of the Company, only partially offset by interest income on lower cash balances available for investment.

         Benefit from Income Taxes. During the first quarter of 1999 and 1998, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.


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

         Due primarily to the factors noted above, the Company has experienced substantial volatility in its operations. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1998 Form 10-K section entitled "Business - Research and Development".

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

         As of March 1999, the Company had completed several Year 2000 projects, including upgrades of its Windows NT Operating System and tape backup software, upgrade of its UNIX workstations, evaluation of the Company's MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance, evaluation of the Company's telephone, security, and voicemail equipment and evaluation of the Company's products. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

         As of March 1999, the following Year 2000 projects are in process: completion of the new email system and the conversion of email from the old system, upgrade of the UNIX Operating System for the HP3000 hardware which supports the Company's MIS system (expected completion is May 1999). Upgrade of the MIS system software (expected completion is June 1999), development of a list of critical vendors and identification of any material vendor problems (expected completion is May 1999) and evaluation of the Company's EDI partners (expected completion is May 1999). Although testing is not complete, it appears that the Company's products are "Year 2000 compliant" although, some products may require the user to perform a simple reset of the product (ongoing during 1999). As of February 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance has been less than $10,000 and the Company estimates the total cost of its Year 2000 projects will be approximately $50,000.

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

Liquidity and Capital Resources

         From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds to the Company of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. At March 31, 1999, the Company's principal source of liquidity is cash of approximately $764,000. Additionally, at March 31, 1999, the Company had borrowings from a director and significant shareholder totaling $1.0 million at an interest rate of 8.0% per year, due October 16, 1999. The shareholder has agreed that, at the Company's option, the loan may be extended until January 2000.

         Net cash used by operations was $104,000 for the first quarter of 1999 compared to $439,000 for the same period last year. The use of cash from operating activities during the first quarter of 1999 is due to a net loss before depreciation and a decrease in accrued expenses, substantially offset by a decrease in inventories. The use of cash from operating activities during the first quarter of 1998 is primarily due to a net loss before the provisions for doubtful accounts, excess and obsolete inventories and depreciation, an increase in receivables, offset partially by a decrease in inventories and prepaid income taxes and an increase in accounts payable. Net cash provided by investing activities for the first quarter of 1999 was $31,000, as the Company received $52,000 in connection with the sale of Nova, offset partially by property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash used by investing activities for the first quarter of 1998 was $155,000, due to property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Financing activities during the first quarter of 1999 did not provide cash. Net cash provided in financing activities during the first quarter of 1998 was $632,000 primarily from the Promissory Note and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans.

         The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended March 31, 1999 and is dependent upon support from a director and significant shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. This shareholder has agreed that, at the Company's option, the loan may be extended until January 2000. In addition, Management has taken steps to reduce costs, including the sale of its Nova Systems Division, which had incurred losses in each of the two years in the period ended December 31, 1998. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During 1999, the Company is developing and expects to release two next generation products for its core Video Production segment. The Company believes that its current cash, borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1999. The Company does not currently have any commitment from a commercial source or its director and significant shareholder to provide any additional funding as of the date of this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         The Company's market risk disclosures pursuant to Item 3 are not material and are therefore not required.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.           Description of Document
           -----------           -----------------------

           10.11 Key Employee Agreement between Jeffrey Burt and Videonics dated February 25, 1999.

           10.12 Key Employee Agreement between James McNeill and Videonics dated February 25, 1999.

           10.13 Key Employee Agreement between Gary Williams and Videonics dated February 25, 1999.

           27                   Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  VIDEONICS, INC.
                                                  ---------------
                                                    Registrant





                     May 13, 1999              /s/ Gary L. Williams
                     ------------              --------------------
                         Date                      Gary L. Williams

                                             Vice President of Finance,
                                              Chief Financial Officer
                                            (Chief Accounting Officer
                                               and Authorized Signer)

                                INDEX OF EXHIBITS



Exhibits:

           10.11          Key Employee  Agreement between Jeffrey Burt and
                            Videonics dated February 25, 1999..............  __

           10.12          Key Employee Agreement between James McNeill and
                            Videonics dated February 25, 1999..............  __

           10.13          Key Employee Agreement between Gary Williams and
                            Videonics dated February 25, 1999..............  __

           27.            Financial Data Schedule .........................  __