Form 10-Q
period 1999-06-30
VIDEONICS INC
filed 1999-08-16
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       or

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of July 31, 1999, there were 5,869,099 shares of the Registrant's Common Stock outstanding.

This quarterly report on form 10-Q, including all exhibits, contains 17 pages, of which this is page 1. The exhibit index is located on page 15 of this report.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 VIDEONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                        --------------------    ---------------------
                                          1999        1998        1999        1998
                                        --------    --------    --------    --------

Net revenues                            $  3,394    $  5,907    $  7,059    $ 10,626

Cost of revenues                           1,930       3,470       4,137       6,447
                                        --------    --------    --------    --------
         Gross profit                      1,464       2,437       2,922       4,179
                                        --------    --------    --------    --------

Operating expenses:
   Research and development                  725       1,189       1,623       2,571
   Selling and marketing                   1,153       1,780       2,149       3,421
   General and administrative                392         351         766         775
                                        --------    --------    --------    --------
                                           2,270       3,320       4,538       6,767
                                        --------    --------    --------    --------
         Operating loss                     (806)       (883)     (1,616)     (2,588)

Other income (expense), net                  (15)         10         (28)          9
                                        --------    --------    --------    --------
         Loss before income
            taxes                           (821)       (873)     (1,644)     (2,579)

Benefit from income
   taxes                                    --           (32)       --           (32)
                                        --------    --------    --------    --------

         Net loss                       $   (821)   $   (841)   $ (1,644)   $ (2,547)
                                        ========    ========    ========    ========

Net loss per common share - basic
and diluted                             $  (0.14)   $  (0.14)   $  (0.28)   $  (0.44)
                                        ========    ========    ========    ========

Shares used in computing net loss per
common share - basic and diluted           5,867       5,831       5,862       5,810
                                        ========    ========    ========    ========

                     The accompanying notes are an integral
                       part of these financial statements.


                                 VIDEONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30, December 31,
                                                             1999        1998
                                                           --------    --------
                                                          (unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents                               $    663    $    837
   Accounts receivable, net                                   1,115         852
   Inventories                                                4,801       5,830
   Prepaids and other current assets                             90         122
                                                           --------    --------
            Total current assets                              6,669       7,641

Property and equipment, net                                     948       1,507
Other assets                                                     44          16
                                                           --------    --------

               Total assets                                $  7,661    $  9,164
                                                           ========    ========

                        LIABILITIES

Current liabilities:
   Loan payable to shareholder                                 --      $  1,000
   Accounts payable                                        $  1,061         947
   Accrued expenses                                           1,277       1,290
                                                           --------    --------
            Total current liabilities                         2,338       3,237
                                                           --------    --------

Long term liabilities:
   Loan payable                                               1,035        --
                                                           --------    --------

            Total liabilities                                 3,373       3,237
                                                           --------    --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,867 shares at
      June 30, 1999 and 5,858 shares at
      December 31, 1998                                      20,652      20,647

Accumulated deficit                                         (16,364)    (14,720)
                                                           --------    --------
            Total shareholders' equity                        4,288       5,927
                                                           --------    --------

              Total liabilities and shareholders' equity   $  7,661    $  9,164
                                                           ========    ========


                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                Six Months Ended
                                                                     June 30,
                                                                 ---------------
                                                                  1999     1998
                                                                 -----    -----
Cash flows from operating activities:
          Net cash used in operating activities                   (216)    (495)
                                                                 -----    -----

Cash flows from investing activities:
   Proceeds from disposition                                        52     --
   Purchase of property and equipment                              (50)    (205)
                                                                 -----    -----
          Net cash provided by (used in) investing activities        2     (205)
                                                                 -----    -----

Cash flows from financing activities:
   Proceeds from issuance of loans payable to shareholder           35      619
   Repayments on loans payable to shareholder                     --        (19)
   Proceeds from issuance of common stock                            5       32
                                                                 -----    -----
          Net cash provided by financing activities                 40      632
                                                                 -----    -----

Decrease in cash and cash equivalents                             (174)     (68)

Cash and cash equivalents at beginning of year                     837      992
                                                                 -----    -----

Cash and cash equivalents at end of period                       $ 663    $ 924
                                                                 =====    =====

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed financial statements at June 30, 1999 and for the six month period then ended are unaudited (except for the balance sheet information as of December 31, 1998, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for this six month period ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999, or any future interim period.

2.   Inventories comprise (in thousands):

                                                June 30,      December 31,
                                                  1999           1998
                                                 ------         ------
                                              (unaudited)
          Raw materials                          $3,921         $4,381
          Work in process                           281            375
          Finished goods                            599          1,074
                                                 ------         ------
                                                 $4,801         $5,830
                                                 ======         ======

3.       Note Payable to Shareholder:

         On April 16, 1999, the Company replaced a $1,000,000 unsecured loan bearing interest at 8% per year and due on October 16, 1999, with a new loan in the amount of $1,035,000 that bears interest at a rate of 8% per year and is due on January 16, 2001. The new loan is unsecured and from the same director and significant shareholder of the Company as the previous loan. Accrued interest under the new loan is payable at maturity.

                                 VIDEONICS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       Sale of Nova Systems:

         On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to its Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. For the year ended December 31, 1997, Nova recorded revenues of $2.8 million and a loss from operations of $1.4 million, which included a write-off of $700,000 of non-performing assets. Additionally in 1997, Videonics wrote off $1.9 million of intangibles related to Nova. The sale of Nova may provide Videonics with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of approximately $450,000. The sale of Nova did not result in a material capital gain or loss to Videonics.

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

         The table below presents information about reported segments for six months ending June 30, (in thousands):

                                             1999              1998
                                            -------           -------
          Video Production
            Sales                           $ 6,968           $ 9,642
            Operating loss                   (1,580)           (2,425)

          Signal Processing
            Sales                                91 (1)           984
            Operating loss                      (36)(1)          (163)

         (1) Results presented are through January 29, 1999, the date the Company completed its sale of Nova.

                                 VIDEONICS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       Comprehensive Loss

         There are no differences between net loss for the three and six months ended June 30, 1998 and 1999 and the comprehensive loss for the these periods

7.       Recent Accounting Pronouncement:

         In June of 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the effects of this standard and believes there will be no material impact on the Company's financial position or results of operations. The Company will adopt SFAS 133 as required for its first quarterly filing in the year 2001.

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



Results of Operations

       Net Revenues. Net revenues decreased approximately 43% in the second quarter of 1999 compared to the second quarter of 1998 and 34% in the first six months of 1999 compared to the first six months of 1998. The decrease in revenue was due in part to the sale of the Company's Nova Division and decreased sales of the Company's older videographer products.

       Gross Profit. Gross profit decreased approximately 40% in the second quarter of 1999 compared to the second quarter of 1998 and 30% in the first six months of 1999 compared to the first six months of 1998. Gross profit, as a percentage of net revenues, were approximately 43% in the second quarter of 1999 compared to approximately 41% in the second quarter of 1998 and approximately 41% in the first six months of 1999 compared to approximately 39% in the first six months of 1998. The increase in gross profit as a percentage of revenues is due primarily to a change in product mix and royalty payments.

       Research and Development. Research and development expenses decreased 39% and 37%, respectively, between the quarterly and six-month comparison periods in fiscal years 1998 and 1999. The decrease was due to the Company's sale of Nova and a decrease in personnel. Research and development expenses remained fairly consistent as a percentage of net revenues within those comparison periods.

       Selling and Marketing. Selling and marketing expenses decreased 35% between the second quarter of 1998 and the second quarter of 1999 and decreased 37% between the first six months of 1998 and the first six months of 1999. The decrease was due to the Company's sale of Nova, a decrease in personnel and reduced advertising expenses.

       General and Administrative. General and administrative expenses increased 12% between the second quarter of 1998 and the second quarter of 1999 and decreased 1% between the first six months of 1998 and the first six months of 1999. The increase between quarterly periods relates primarily to increased personnel expenses and costs associated with the Annual Shareholders Meeting.

       Other Income/Expense, net. The Company recorded interest expense of $15,000 in the second quarter of 1999 compared to interest income of $10,000 in the second quarter of 1998. The increase in expense is primarily due to interest expense calculated on higher borrowings during the first six months of 1999, only partially offset by interest income on cash balances available for investment.

       Benefit from Income Taxes. During the first six months of 1999 and 1998, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. During the second quarter of 1998 the Company recorded an income tax benefit of $32,000 as a result of a state tax refund.

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

      As of June 1999, the Company had completed several Year 2000 projects, including upgrades of its Windows NT Operating System and tape backup software, evaluation and upgrade of its UNIX workstations and UNIX Operating System for the HP3000 hardware which supports the Company's MIS system, evaluation of the Company's MIS system, evaluation and upgrade of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance, evaluation and upgrade of the Company's telephone, security, and voicemail equipment and evaluation of the Company's products. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

      As of June 1999, the following Year 2000 projects are in process: upgrade of the MIS system software (expected completion is September 1999), continued tracking of critical vendors and identification of any material vendor problems (ongoing during 1999) and evaluation of the Company's EDI partners (expected completion is October 1999). Although testing is not complete, it appears that the Company's products are "Year 2000 compliant" although, some products may require the user to perform a simple reset of the product (ongoing during 1999). As of June 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance has been less than $20,000 and the Company estimates the total cost of its Year 2000 projects will be approximately $50,000.

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


Liquidity and Capital Resources

       Net cash used by operations was $216,000 in the first six months of 1999 compared to $495,000 for the same period last year. The use of cash from operating activities during the first six months of 1999 is due to a net loss before depreciation and an increase in accounts receivable, substantially offset by a decrease in inventories and an increase in accounts payable. The use of cash from operating activities during the first six months of 1998 is primarily due to a net loss before depreciation, an increase in receivables, offset partially by a decrease in inventories and recoverable income taxes. Net cash provided by investing activities in the first six months of 1999 was $2,000, as the Company received $52,000 in connection with the sale of Nova, offset partially by property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash used by investing activities in the first six months of 1998 was $205,000, due to property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the first six months of 1999 was $40,000, primarily due to an increase in shareholder loans and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans. Net cash provided in financing activities during the first six months of 1998 was $632,000 primarily from the Promissory Note and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans.

      The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended June 30, 1999 and is dependent upon support from a director and significant shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. In addition, Management has taken steps to reduce costs, including the sale of its Nova Systems Division, which had incurred losses in each of the two years in the period ended December 31, 1998. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During 1999, the Company is developing and expects to release two next generation products for its core Video Production segment. The Company believes that its current cash, borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures, through the end of 1999. The Company does not currently have any commitment from a commercial source or its director and significant shareholder to provide any additional funding as of the date of this report.

       The Company believes that its cash balances, together with its operating cash flows and shareholder borrowings will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of 1999.

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

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.           Description of Document
           -----------           -----------------------

           10.14         Promissory Note between Carl Berg and Videonics Inc.
                         dated April 16, 1999

           27            Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      VIDEONICS, INC.
                                              ----------------------------------
                                                        Registrant

                                                      August 13, 1999
                                              ----------------------------------
                                                           Date


                                          By: /s/  Gary L. Williams
                                              ----------------------------------
                                                    Gary L. Williams
                                                Vice President of Finance,
                                                 Chief Financial Officer and
                                                     Assistant Secretary
                                            (Principal Financial and Accounting
                                               Officer and Authorized Signer)

                                INDEX OF EXHIBITS



Exhibits:

10.14    Promissory Note between Carl Berg and Videonics Inc. dated
                     April 16, 1999...........................................16

27       Financial Data Schedule..............................................17