Form 10-Q
period 1999-09-30
VIDEONICS INC
filed 1999-11-15
CIK 932113

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of October 29, 1999, there were 5,869,099 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                           VIDEONICS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                         September 30,                         September 30,
                                                                  ---------------------------           ---------------------------
                                                                    1999               1998               1999               1998
                                                                  --------           --------           --------           --------
Net revenues                                                      $  3,842           $  5,025           $ 10,901           $ 15,651

Cost of revenues                                                     2,196              2,959              6,333              9,406
                                                                  --------           --------           --------           --------
         Gross profit                                                1,646              2,066              4,568              6,245
                                                                  --------           --------           --------           --------

Operating expenses:
   Research and development                                            629              1,173              2,252              3,744
   Selling and marketing                                             1,017              1,685              3,166              5,106
   General and administrative                                          245                336              1,011              1,111
                                                                  --------           --------           --------           --------
                                                                     1,891              3,194              6,429              9,961
                                                                  --------           --------           --------           --------
         Operating loss                                               (245)            (1,128)            (1,861)            (3,716)
                                                                  --------           --------           --------           --------

Other expense net                                                      (16)                (9)               (44)              --
                                                                  --------           --------           --------           --------
         Loss before income taxes                                     (261)            (1,137)            (1,905)            (3,716)

Benefit from income taxes                                             --                 --                 --                  (32)
                                                                  --------           --------           --------           --------

         Net loss                                                 $   (261)          $ (1,137)          $ (1,905)          $ (3,684)
                                                                  ========           ========           ========           ========

Net loss per common share and per
 common share - assuming dilution                                 $  (0.04)          $  (0.19)          $  (0.32)          $  (0.63)
                                                                  ========           ========           ========           ========

Shares used in computing net loss per
common share and per common share - assuming dilution                5,869              5,854              5,865              5,825
                                                                  ========           ========           ========           ========

                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                           VIDEONICS, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                 September 30,          December 31,
                           ASSETS                                                                     1999                   1998
                                                                                                    --------               --------
                                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                                        $    639               $    837
   Accounts receivable, net                                                                            1,162                    852
   Inventories                                                                                         4,692                  5,830
   Prepaids and other current assets                                                                     171                    122
                                                                                                    --------               --------
            Total current assets                                                                       6,664                  7,641

Property and equipment, net                                                                              705                  1,507
Other assets                                                                                              44                     16
                                                                                                    --------               --------

               Total assets                                                                         $  7,413               $  9,164
                                                                                                    ========               ========

                        LIABILITIES

Current liabilities:
   Loan payable to shareholder                                                                          --                 $  1,000
   Accounts payable                                                                                 $  1,340                    947
   Accrued expenses                                                                                      965                  1,290
                                                                                                    --------               --------
            Total current liabilities                                                                  2,305                  3,237
                                                                                                    --------               --------

Long term liabilities:
   Loan payable to shareholder                                                                         1,035                   --
                                                                                                    --------               --------

            Total liabilities                                                                          3,340                  3,237
                                                                                                    --------               --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,869 shares at
      September 30, 1999 and 5,858 shares at
      December 31, 1998                                                                               20,698                 20,647

Accumulated deficit                                                                                  (16,625)               (14,720)
                                                                                                    --------               --------
            Total shareholders' equity                                                                 4,073                  5,927
                                                                                                    --------               --------
               Total liabilities and shareholders' equity                                           $  7,413               $  9,164
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

                                 VIDEONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                              1999        1998
                                                             -------    -------
Cash flows from operating activities:
          Net cash used in operating activities                 (198)      (464)
                                                             -------    -------

Cash flows from investing activities:

   Proceeds from disposition of Nova Systems                      52       --
   Purchase of property and equipment                            (92)      (339)
                                                             -------    -------
          Net used in investing activities                       (40)      (339)
                                                             -------    -------

Cash flows from financing activities:
   Proceeds from issuance of loans payable to shareholder         35      1,019
   Repayments on loans payable to shareholder                   --          (19)
   Proceeds from issuance of common stock                          5         32
                                                             -------    -------
          Net cash provided by financing activities               40      1,032
                                                             -------    -------

Increase (decrease) in cash and cash equivalents                (198)       229

Cash and cash equivalents at beginning of year                   837        992
                                                             -------    -------

Cash and cash equivalents at end of period                   $   639    $ 1,221
                                                             =======    =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed financial statements at September 30, 1999 and for the nine month period then ended for Videonics Inc. (the "Company") are unaudited (except for the balance sheet information as of December 31, 1998, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for this nine month period ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999, or any future interim period.

2.   Inventories comprise (in thousands):

                                                    September 30,   December 31,
                                                        1999            1998
                                                        ----            ----
                                                     (unaudited)

     Raw materials                                     $3,859             $4,381
     Work in process                                      548                375
     Finished goods                                       285              1,074
                                                       ------             ------
                                                       $4,692             $5,830
                                                       ======             ======

3.   Note Payable to Shareholder:

     On April 16, 1999, the Company replaced a $1,000,000 unsecured loan bearing interest at 8% per year and due on October 16, 1999, with a new loan in the amount of $1,035,000 bearing interest at a rate of 8% per year and due on January 16, 2001. The new loan is unsecured and from the same director and significant shareholder of the Company as the previous loan. Accrued interest under the new loan is payable at maturity.

                                 VIDEONICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.   Sale of Nova Systems:

     On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to its sale of Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. For the year ended December 31, 1997, Nova recorded revenues of $2.8 million and a loss from operations of $1.4 million, which included a write-off of $700,000 of non-performing assets. Additionally in 1997, the Company wrote off $1.9 million of intangibles related to Nova. The sale of Nova may provide the Company with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of approximately $450,000. The sale of Nova did not result in a material capital gain or loss to Videonics.

5.   Segment Information:

     In 1998, Videonics adopted SFAS 131. At December 31, 1998, Videonics presented two reportable segments - (1) Video Production and (2) Signal Processing.

     The Company's "Video Production" segment manufactures and sells video post-production equipment into broadcast, cable, industry and home producer markets. The Company's "Signal Processing" segment, which was represented by the Company's Nova Division, manufactured and sold signal conversion and processing equipment primarily into television and cable studios. As described in Note 4, the Company's Nova System Division was sold on January 29, 1999.

     The table below presents information about reported segments for the nine months ending September 30, 1999 and 1998 (in thousands):

                                                  1999                  1998
                                                  ----                  ----
     Video Production
       Sales                                    $ 10,810               $ 14,165
       Operating loss                             (1,825)                (3,512)

     Signal Processing
       Sales                                          91 (1)              1,486
       Operating loss                                (36)(1)               (204)

     (1) Results presented are through January 29, 1999, the date the Company completed its sale of Nova.

                                 VIDEONICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.   Line of Credit

     In August 1999, the Company obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. The Company is subject to various covenants. The revolving maturity date of this facility is August 25, 2001. In connection with this agreement the Company has agreed to issue 95,000 warrants to purchase common stock to the bank, at an exercise price of $0.65. These warrants expire on September 15, 2002. The Company recognized $46,000 as prepaid financing costs related to these warrants during the quarter ended September 1999. This amount will be amortized over the term of the loan. As of the date of this filing, the Company had not borrowed from this facility.

7.   Comprehensive Loss

     There are no differences between net loss for the three and nine months ended September 30, 1998 and 1999 and the comprehensive loss for the these periods.

8.   Recent Accounting Pronouncement:

     In June of 1999, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the effects of this standard and believes there will be no material impact on the Company's financial position or results of operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the year 2000.

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

Results of Operations

     Net Revenues. Net revenues decreased approximately 24% in the third quarter of 1999 compared to the third quarter of 1998 and decreased 30% in the first nine months of 1999 compared to the first nine months of 1998. The decrease in revenue was due in part to the sale of the Company's Nova Division, decreased sales of the Company's older videographer products and decreased sales of the Company's Effetto Pronto product, offset partially by sales of the MXProDV product which was introduced in late August, 1999.

     Gross Profit. Gross profit decreased approximately 20% in the third quarter of 1999 compared to the third quarter of 1998 and decreased 27% in the first nine months of 1999 compared to the first nine months of 1998. Gross profit, as a percentage of net revenues, was approximately 43% in the third quarter of 1999 compared to approximately 41% in the third quarter of 1998 and approximately 42% in the first nine months of 1999 compared to approximately 40% in the first nine months of 1998. The increase as a percentage of sales between periods is primarily due to a change in product mix and slightly higher margins on MXProDV sales.

     Research and Development. Research and development expenses decreased 46% and 40%, respectively, between the quarterly and nine month comparison periods in fiscal years 1998 and 1999. The decrease was due to the Company's sale of Nova, a decrease in personnel and reduced use of consultants.

     Selling and Marketing. Selling and marketing expenses decreased 40% between the third quarter of 1998 and the third quarter of 1999 and 38% between the first nine months of 1998 and the first nine months of 1999. The decrease was primarily due to the Company's sale of Nova, a decrease in personnel and reduced advertising expenses. Included in expenses for the third quarter of 1999 was approximately $52,000 of closing costs associated with the sale of the Company's German subsidiary. Revenue and assets employed by the Company's German office, were not material to the consolidated financial statements. On a go forward basis, the Company will utilize local distribution to market and sell its products as it does throughout Europe.

     General and Administrative. General and administrative expenses decreased 27% between the third quarter of 1998 and third quarter of 1999 decreased 9% between the nine month comparison periods in fiscal years 1998 and 1999. The decrease between quarterly periods is primarily due to a decrease in personnel and the timing of certain general and administrative expenses. The decrease between nine month comparison periods is due to a decrease in personnel.

     Other Expense, net. The Company recorded net interest expense of $16,000 in the third quarter of 1999 compared to net interest expense of $9,000 in the third quarter of 1998. The increase in expense is primarily due to interest expense incurred on higher borrowings during the nine months ended September 30, 1999.

     Benefit from Income Taxes. No tax benefit was recognized on this quarter's loss. During the nine months ended September 30 1999 and 1998, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. During the first nine months of 1998, the Company recorded a tax benefit totaling $32,000 as a result of a state tax refund.

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

     As of October, 1999, the Company had completed several Year 2000 projects, including upgrades of its Windows NT Operating System and tape backup software, evaluation and upgrade of its UNIX workstations and UNIX Operating System for the HP3000 hardware which supports the Company's MIS system, evaluation and upgrade of the Company's MIS system, evaluation and upgrade of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance, evaluation and upgrade of the Company's telephone, security, and voicemail equipment and evaluation of the Company's products. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

     As of October 1999, the following Year 2000 projects are in process: continued tracking of critical vendors and identification of any material vendor problems (ongoing during 1999) and evaluation of the Company's EDI partners (expected completion is November 1999). Although testing is not complete, it appears that the Company's products are "Year 2000 compliant" although, some products may require the user to perform a simple reset of the product (ongoing during 1999). As of October 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance has been less than $20,000 and the Company estimates the total cost of its Year 2000 projects will be approximately $50,000.

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


Liquidity and Capital Resources

     Net cash used by operations was $198,000 for the nine months ended September 30, 1999 compared to net cash used in operations of $464,000 for the same period in 1998. The use of cash from operating activities during the first nine months of 1999 is primarily due to a net loss before depreciation, an increase in accounts receivable, offset partially by a decrease in inventory and an increase in accounts payable. The decrease in cash from operating activities during the nine months ended September 30, 1998 is primarily due to a net loss before depreciation, offset partially by a decrease in inventories and recoverable income taxes. Net cash used by investing activities for the first nine months ended September 30, 1999 was $40,000, as the Company received $52,000 in connection with the sale of Nova, offset by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash used by investing activities for the nine months ended September 30, 1998 was $339,000, due to the property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the nine months of 1999 was $40,000, primarily due to the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans and an increase in shareholder loans. Net cash provided by financing activities during the first nine months of 1998 was $1.0 million, primarily because of shareholder loans and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans.

     The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended September 30, 1999 and is dependent upon support from a director and significant shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. In addition, Management has taken steps to reduce costs, including the sale of its Nova Systems Division, which had incurred losses in each of the two years in the period ended December 31, 1998. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. The Company is developing and expects to release a next generation product for its core Video Production segment early in 2000. The Company believes that its current cash, borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of 1999.

     As described in the notes to the consolidated financial statements, the Company has obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. The Company is subject to various covenants. The revolving maturity date of this facility is August 25, 2001. As of the date of this filing, the Company had not borrowed from this facility.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company's market risk disclosures pursuant to Item 3 are not material and are therefore not required.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Effective September 15, 1999, the Company issued a warrant for 95,000 shares of Common Stock (the "Warrant") to Venture Banking Group, a division of
Cupertino National Bank, in connection with a line of credit provided to the Company. The Warrant expires on September 15, 2002 and is convertible into Common Stock at any time prior to such date at an exercise price of $0.65 per share. The Warrant was issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The holder of shares of Common Stock issued upon exercise of the Warrant is entitled to registration rights as set forth in the Holders Rights Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders on July 15, 1999, the following persons were elected to the Board of Directors:

                                                                Votes
                               Affirmative            --------------------------
                                  Votes               Withheld         Abstained
                                  -----               --------         ---------
Michael L. D'Addio              5,194,468              73,055              0
B. Yeshwant Kamath*             5,190,668              76,855              0
Mark C. Hahn                    5,200,468              67,055              0
Carl E. Berg                    5,200,268              67,255              0
N. William Jasper, Jr.          5,201,218              66,305              0


* Mr. Kamath the Company's President and Director passed away on July 11, 1999. As such, the Company will have one vacancy on the Board. This seat will remain open until such time the present Board of Directors decides to fill the vacancy.


There were 5,267,523 shares of Common Stock represented at the meeting.

The following proposals were approved at the Company's Annual Meeting:

                                                                Votes
                               Affirmative            --------------------------
                                  Votes               Withheld         Abstained
                                  -----               --------         ---------

To approve an amendment to
the Company's Restated
Articles of Incorporation to
effect a stock combination
(reverse stock split)
pursuant to which every three
(3) shares of the Company's
outstanding Common Stock
would be exchanged for one
(1) new share of Common
Stock.                          5,144,628             107,282         15,613

To ratify the appointment of
PricewaterhouseCoopers L.L.P.
as the independent
accountants of the Company
for the fiscal year ending
December 31, 1999.              5,216,541              38,332         12,650



Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.           Description of Document
           -----------           -----------------------
              4.01               Warrant to Purchase Stock.

              4.02               Holder Rights Agreement.

             10.15               Loan and Security Agreement.

             10.16               Intellectual Property Security Agreement.

             10.17               Subordination Agreement.

             27.1                Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 1999                                      VIDEONICS, INC.
-----------------                                   --------------------
     Date                                                Registrant



                                                   By:/s/ Gary L. Williams
                                                      --------------------
                                                      Gary L. Williams
                                                 Vice President of Finance,
                                                 Chief Financial Officer and
                                                     Assistant Secretary
                                             (Principal Financial and Accounting
                                               Officer and Authorized Signer)

                                INDEX OF EXHIBITS



Exhibits:

          4.01        Warrant to Purchase Stock

          4.02        Holder Rights Agreement

         10.15        Loan and Security Agreement

         10.16        Intellectual Property Security Agreement

         10.17        Subordination Agreement

         27.1         Financial Data Schedule