Form 10-K
period 1999-12-31
VIDEONICS INC
filed 2000-03-29
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At March 1, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $6,002,364

       As of March 1, 2000, there were 5,881,847 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Materials from the Registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be held on or about August 17, 2000 (the "Proxy Statement") have been incorporated by reference into Part III, of this Report.

                                 VIDEONICS, INC.

                                TABLE OF CONTENTS

PART I

         ITEM 1.    BUSINESS.............................................................................. 3

         ITEM 2.    PROPERTIES............................................................................18

         ITEM 3.    LEGAL PROCEEDINGS.....................................................................18

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................18

PART II

         ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS................19

         ITEM 6.    SELECTED FINANCIAL DATA...............................................................20

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.22

         ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK............................31

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................31

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..49

PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......................................49

         ITEM 11.   EXECUTIVE COMPENSATION................................................................49

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................49

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................49

PART IV

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................50

                                     PART I

       This Annual Report on Form 10-K contains forwarding-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development, research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially form those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the market for video post-production equipment, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, risks associated with foreign operations, and other factors, including those listed below.

ITEM 1. BUSINESS

       Videonics, Inc., a California corporation organized in 1986 (the "Company" or "Videonics"), is a leader in the design, development, manufacture, and sale of affordable, high quality, real time, digital video post-production equipment. The Company's products process, edit, and mix raw video footage as well as enhance such footage with audio, special effects, and titles, resulting in professional quality video production. Videonics equipment is used throughout the world in the production of videos. As of December 31, 1999, more than 550,000 units of Videonics equipment have been sold worldwide.

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

           PROPRIETARY ASIC AND SOFTWARE CONTENT OF SELECTED PRODUCTS

                            Approximate           Approximate Lines      Year
      Product             ASIC Gate Count         of Software Code      Shipped
      -------             ---------------         ----------------      -------

Sound Effects Mixer                0                   1,000             1991
Thumbs Up Video Editor         4,000                   6,000             1992
Video TitleMaker 2000         20,000                  25,000             1994
Digital Video Mixer           62,000                  15,000             1994
Edit Suite                     8,000                  28,000             1995
PowerScript                  142,000                 100,000             1996
Effetto Pronto (1)           250,000                 600,000             1997
MXPro                        118,000                 107,000             1998
MXProDV                      150,000                 137,000             1999

(1) Beta version shipped in 1997 with production version shipped in 1998.

Selected Products

       The Company offers a broad range of digital video products, each designed to meet specific video post-production needs. The products work with most of the commonly used broadcast standards, videotape formats, and with most brands and models of video equipment. The Company's products range in price from under $179 for certain software products to more than $6,000 for certain hardware products.

Videographer

       Digital Video Mixer. The Digital Video Mixer, first shipped in February 1994, provides a user with a portable video production facility. The Digital Video Mixer has four video inputs and offers over 200 effects at any of ten speeds. These effects include fades, wipes, slides, dissolves, picture-in-picture, flips, luminance key, color generation, zooms, freeze frames, color and negative reversals, rolls, the ability to superimpose one video image over another, and a split screen. The Digital Video Mixer incorporates four ASICs, including an ASIC with a time base corrector ("TBC") feature that allows it to execute video mixing. A reduced view of all four video inputs on a single "preview" monitor shows the action of all four sources without the need for additional monitors. The Digital Video Mixer offers a "picture-in-picture" which allows two moving video images to be placed on the screen at once. A unique "compose" function allows the user to create a complex image made up of any number of still images and colored rectangles, along with a moving video or solid color background. The "chroma key" feature enables the user to shoot a subject against a solid color background and replace that color with a separate video source. This is the same technique used to place a weather forecaster in front of a weather map. The product accepts S-video as well as composite video signals. The Digital Video Mixer has won numerous awards, including the Outstanding New Editing Equipment Award for 1994 by Video Magazine, the European Video Editing Product of The Year for 1994-1995 by the European Video Awards Panel, the Video Post-Production Product of The Year 1994-1995 by Video Camera Magazine U.K, and the 1997 Audio Video International Product of The Year Award for Special Effects Generator. The Digital Video Mixer has a U.S. suggested retail price of $999.

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

       MXProDV. The MXProDV Digital Video Mixer is a real-time DV production tool that preserves the DV signal from start to finish. The MXProDV combines a switcher, mixer, frame synchronizer, TBC (Time Base Corrector), special effects generator, 10-bit A to D converter and Firewire/iLink technology all in one. It offers over 500 real-time transitions and effects to mix from both DV and analog sources. The flexibility of MXProDV's feature set makes it the ideal solution for live studio productions and presentations, broadcast streaming on the Internet, and the perfect companion for a non-linear editing system. MXProDV supports and mixes both DV (via IEEE 1394/FireWire/i.LINK) and analog video and audio. The 500 digital effects include dissolves, transitions, shape wipes (circles, hearts, etc.) with soft edges, colored borders, drop shadows, chroma key, picture-in-picture, negative, flip, mosaic, and many other effects. Mixing can be done between four sources at a time from a combination of ten different video inputs including 2 DV, 4 S-video, and 4 composite. MXProDV supports the enhanced audio mixing capability of the DV format including 32kHz 4 channel and 48kHz 2 channel digital audio sampling with a multitude of mixing options. The MXProDV was awarded the 1999 Best Stand-Alone Special Effects Generator by VideoMaker Magazine. MXProDV has a U.S. suggested retail price of $2,495.

       Video TitleMaker 3000. First shipped in September 1996, the Video TitleMaker 3000 is a step up from the TitleMaker 2000. Its two-piece design, with a separate PC-style keyboard, makes it easier to type in text. User productivity is also improved with the superior keyboard and more than three times the processing speed of the TitleMaker 2000. The product offers more than 200 font-size combinations (compared to 92 in TitleMaker 2000) and doubles the amount of user memory to store over 16,000 characters. A clock/calendar function allows the user to display the time and date and permits the user to automatically trigger a page of titles at a specified time and date, and to repeat that action periodically. The product features the same video quality and resolution as the TitleMaker 2000 and includes its other features: 1,000,000 colors; fades, rolls and crawls; bold, shadow, and outline; ability to superimpose over video or colored or patterned backgrounds; full set of accented and international characters; and storage as projects. The Video TitleMaker 3000 received the 1997 Consumer Electronics Show Innovations Award. TitleMaker 3000 has a U.S. suggested retail price of $799 and is available in other language versions.

       Personal TitleMaker. First shipped in November 1997, the Personal TitleMaker is a character generator primarily aimed at the camcorder enthusiasts looking for an entry-level titler. The Personal TitleMaker offers its users: a choice of seven high-resolution fonts; over 1,000,000 colors for titles, backgrounds and borders; fades, rolls and crawls; ability to superimpose over video or colored or patterned backgrounds; full set of accented and international characters and a GPI (General Purpose Interface) trigger input allows remote triggering of titles from external controllers, such as Videonics' Thumbs Up editor and Edit Suite. Personal TitleMaker has a U.S. suggested retail price of $399. In 1998, Personal TitleMaker won the Best Production Accessory Award from Camcorder User Magazine.

       MediaMotion. MediaMotion is a machine-control plug-in software product for non-linear (disk-based) video editing applications including Adobe Premiere
 . MediaMotion adds the ability to control VCRs, camcorders and other GPI triggerable devices from inside Adobe Premiere and Ulead's MediaStudio Pro. With MediaMotion, a user can batch-digitize select portions of source tapes, allowing unattended recording to disk. This saves time and disk space. MediaMotion 3.0 won the VideoMaker 1998 Accessory Product of the Year award. MediaMotion is available for Windows operating systems and has a U.S. suggested retail price of $179.

       Python. First shipped in November 1997, Python captures, digitally compresses, and plays back full-motion video from any video source including camcorders, VCRs, and cameras. Python is an external MPEG video capture device which allows PC and laptop users to send video e-mails, add streaming video to Web pages, and add full-motion video to multimedia presentations. Python creates highly compressed video files in real time, using the industry-standard MPEG-1 format. Python also captures high-resolution JPEG still pictures. Software for viewing MPEG video and JPEG still pictures is widely available on most PCs. Python has a U.S. suggested retail price of $199.

Broadcast

Effetto Pronto. Effetto Pronto, first shipped in 1997, consists of Effetto, a QuickTime based compositing software component and Pronto, a dedicated resolution independent PCI hardware accelerator card. The Pronto PCI accelerator card can process almost one million pixels of film, video, graphics and character generator elements in real-time. Effetto Pronto enables significant increases in productivity and frees the creative process by allowing multiple iterations, rapid re-edits and increased rendering speeds. Effetto Pronto offers virtually unlimited creative control, with effects and functions previously unavailable in an integrated compositing package. Features include: chrominance and luminance keying; a full complement of special effects; a professional character generator with complete animation control over every letter of text, the ability to design in true three-dimensional workspace, instant feedback on a video monitor and support for certain third-party Adobe After Effects plug-ins. In July of 1999, software version 2.0 was released adding an Animatable Camera function, Dynamic Effects Caching and a real-time chroma-keyer with edge control and spill supression. Effetto Pronto has won several awards including: 1998 Video Systems Vanguard Award, Digital Producer Magazine Best product of 1998, 1998 A/V Video Magazine Platinum Award in the Compositing/DVE category, Top Tools of 1998 from Interactivity Magazine and the Editors Choice Award from Videography Magazine for NAB'97. The Videonics' Effetto Pronto system has a U.S. suggested retail price of $1,999.

       PowerScript. First shipped in September 1996, PowerScript is a standalone character generator that generates images, characters, and graphics internally, without the aid of an external computer. Rotation, sizing, stretching, outlines, color, transparency, and other advanced functions are imaged by its internal PostScript engine. It displays high quality (10-bit digital video) anti-aliased titles and offers the character, graphics display, and formatting features supported by the PostScript display technology. Two high-end versions of PowerScript were added in 1997; PowerScript Studio has composite and Y/C video inputs and outputs while PowerScript Studio Component offers analog component inputs and outputs, in addition to composite and Y/C. Both models are available in PAL (Phase Alternating Line) and NTSC (National Television Standards Committee) versions. In 1998, two models of PowerScript Studio 4000 were introduced and shipped. These models include enhanced version 4.0 software and come bundled with PowerScript Communicator, a Windows based software product that includes control and scheduling of up to 10 PowerScript from remote locations. While PowerScript is a standalone product, it also includes extensive networking capabilities that enables users to connect the product to a separate computer or computer network. It supports industry-standard Internet protocols (TCP/IP, FTP, PPP) and accepts serial or Ethernet connections. These enable desktop computers, using standard software and hardware, to transfer projects, fonts, graphics, and other files. PowerScript images EPS-format graphic files, created using standard graphic applications like Adobe Illustrator, CorelDraw, and Adobe Photoshop, on standard platforms, including Macintosh, Windows, DOS, UNIX, and Amiga. A wide range of additional features include expandable PC Card (PCMCIA) storage, TBC, user-definable styles, roll and crawl, transition effects, clock/calendar, GPI trigger, and video test patterns. In 1999, PowerScript 4000 Pro was added to the PowerScript product line. The Videonics PowerScript product line has a U.S. suggested retail price range of $3,000 to $6,000.

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

       The Company advertises principally in magazines directed at broadcast professionals, videographers, and video producers in the business, industrial, and educational segments of
the  market.   Videonics  has  received  editorial  mention  in  many  of  these publications. The Company exhibited its products at 11 different U.S. trade shows during 1999, including the International Broadcasters Convention, the National Association of Broadcasters, and INFOCOMM.

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

Sales

       Domestic Sales. The Company wholesales its products in the United States through a direct sales organization, supported by independent manufacturers representative organizations. In 1999, 1998, and 1997, respectively, sales in the United States accounted for approximately 71%, 64%, and 67% of the Company's total revenues. The Company sells to a variety of sales channels which in turn sell to end-users. The Company's sales channels include Value Added Resellers
(VARs) who specialize in selling to the broadcast market, direct mail order businesses, audio/visual specialty stores, camera and video shops, industrial dealers which service business and industry, catalogs, and certain mass merchants. The majority of the Company's sales channels specialize in audio-visual or video products and have product knowledgeable sales personnel.

       International Sales. The Company has addressed the international market opportunity by selling its products through wholesale distributors and its German subsidiary, which service 78 different countries, and by selling selected products to international private label customers. In 1999, 1998, and 1997, respectively, sales outside the United States accounted for approximately 29%, 36%, and 33% of the Company's total revenues As of December 31, 1999, the Company had three employees who service and support its international private label customers and country specific distributors. The Company's international distributors also sell the Company's products under the Videonics brand name, through channels similar to those used by the Company in the United States. These distributors also provide dealers with marketing programs, such as advertising and public relations, as well as customer service and technical support.

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

Sales made by the Company outside the United States are priced in U.S. dollars and are, therefore, not subject to currency exchange fluctuations. The Company's primary exposure to changes in exchange rates is related to its German subsidiary and changes in the German mark. In 1999, 1998 and 1997 foreign currency fluctuations did not have a material affect on the Company's operating results. In September of 1999, the Company sold its German subsidiary, Videonics Vertrieb Deutschland GmbH.

       Distribution channels. The Company sells to three categories of buyers, both internationally and domestically: videographer, broadcast, and desktop video.

       Videographer products may be defined as free standing, easy to use, inexpensive products that address a particular need, such as video mixing or titling. These products are sold through direct mail order businesses, e-commerce sites, audio/visual retailers, and industrial dealers.

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

       Private label relationships. The Company believes that strategic alliances are essential to compete successfully in certain large foreign markets, particularly Japan. The Company therefore seeks to distribute through select private label relationships with well-known electronics manufacturers having highly developed distribution channels and substantial brand name recognition in the country of distribution. This strategy enables the Company to concentrate its efforts on technology and product development, rather than making the heavy financial and time commitment required to build distribution channels in these difficult-to-access markets. The Company's first private label relationship in Japan was with Matsushita

Electrical Industrial Co., Ltd. ("Matsushita.") Matsushita purchased a custom version of the Company's EditMaker product that was manufactured by the Company and is sold under the Panasonic brand name. While the Company has discontinued this product, it has an ongoing support obligation to Matsushita. The Company currently manufactures the Sony Titler, a Japanese language character generator for sale in Japan known as the Sony XV-J1000. Designed to Sony specifications by the Company's product development team in Campbell, California, the Sony Titler is manufactured by the Company and shipped to Sony from the United States. The Sony Titler includes a front-end processor, which translates from a standard keyboard into 6,930 unique Kanji and Kana (Japanese) characters for subsequent video display (up to 110,880 different font/size character variations). This software-intensive product provides all the functionality of its English language counterpart, plus some additional functions required by the Japanese language. Such features include the ability to present text (titles) in either a horizontal or a vertical format. The Company's private label sales have decreased significantly over the past 3 years and represent less than 1 percent of revenues for 1999.

       For 1998 and 1997, no one customer accounted for more than 10% of revenues. During 1999 sales to B&H Photo accounted for 13% of total revenues. Any termination by a significant customer of its relationship with the Company or material reduction in the amount of business such a customer does with the Company could materially adversely effect the Company's business, financial condition or operating results. Also, see Note 11 of Notes to Consolidated Financial Statements for information concerning sales to foreign customers and industry segments.

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

Manufacturing and Suppliers

       Typically, the Company initiates small production runs of new products at the Company's headquarters in Campbell, California before transferring manufacturing to third party contract manufacturers located in Mexico. Final configuration and testing ordinarily take place at the Company's headquarters. Generally, when received in Campbell, each of the products undergoes testing and inspection before final shipment to customers. The Company uses an integrated materials management system for purchasing, inventory control, cost accounting, and invoicing. As of December 31, 1999, the Company employed 21 persons directly in manufacturing and operations management in Campbell and has a permanent quality and test assurance program at its contract manufacturers' locations in Mexico.

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

Research and Development

       The Company places a high priority on research and development. Development efforts focus on video quality, system performance, feature set expansion, user productivity, improved processing, and storage. In 1999, 1998, and 1997, the Company invested $2.9 million, $4.8 million, and $7.0 million, respectively, constituting 20%, 24%, and 35% of its total net revenues in research and development, respectively. Because digitized video consumes large amounts of data and requires substantial computer power to process such data, the Company's engineers constantly seek new methods to improve its products' capacity and manipulation of video. Maximizing the processing of video information contained in video random access memory ("VRAM"), through the development of ASICs, is a focus of the Company's development staff, as are the compression and storage issues necessitated when integrating and manipulating large amounts of video data. As part of this ongoing effort, the Company has made significant investments in advanced computer programming tools. The Company's engineers work extensively with VHDL design methodology. Any new ASIC designs are maintained in VHDL libraries, which product designers may then use to prototype subsequent new products.

       As of December 31, 1999, the Company employed 13 hardware and software engineers with technical skills in design and development of ASICs, digital or analog video signal generation-processing, or embedded software.

       In 1999, the Company continued to experience substantial delays in completing the successful development of products. The Company completed and began shipping Effetto Pronto software version 2.0 in July 1999 and MXProDV in August 1999. Effetto Pronto version 2.0, the Company's digital video effects and compositing system, was originally scheduled to begin production shipments in April 1999. MXProDV, the Company's advanced DV Digital Mixer, was originally scheduled to be introduced in late in 1998, but due to delays was actually introduced in April 1999 with production shipments beginning in August 1999. Delays in shipments of Effetto Pronto version 2.0 and MXProDV contributed to the revenue shortfall for 1999.

       In 1998, 1997 and 1996, the Company also experienced substantial delays in completing the successful development of products, which contributed to a shortfall in revenues and significantly affected profitability during those periods. The Company completed and began shipping MXPro and Effetto Pronto in April 1998 and June 1998, respectively. MXPro, the Company's advanced Digital Mixer, introduced in September of 1997 was originally scheduled to begin shipments in the fourth quarter of 1997. Effetto Pronto, the Company's digital video effects and compositing system, was originally scheduled to begin production shipments in 1997. The Company completed and began shipping Python, Personal TitleMaker and a beta version of Effetto Pronto in the fourth quarter of 1997. Shipments of Python and beta shipments of Effetto Pronto occurred later than originally planned. The PowerScript Character Generator in the NTSC video format, introduced in 1995, was completed for shipment in September of 1996. After extensive field use, major revisions of PowerScript's software were made in 1997, with additional improvements being made in the first quarter of 1998.

       As the complexity of the Company's product designs and feature sets continues to increase, the Company may continue to experience similar product development delays that would have an adverse effect on the profitability of its operations. There can be no assurance that the Company will be successful in the timely development of new products to replace or supplement existing products or that the Company will be successful in integrating acquired products or technologies with its current business. Delays in new product development have had an adverse material impact on the Company's growth in 1999, 1998 and 1997. Similar adverse effects on the Company's results of operations can be expected until new products are successfully introduced and accepted by end users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       The Company's success depends, in part, on its ability to anticipate new technological developments, to develop expertise in such technologies, and to develop and introduce in a timely and cost-effective manner additional features and new products that satisfy customer needs and desires. As noted above, the Company has been unable to ship new products in a timely fashion in recent years, which has had a substantial adverse impact on the Company's results of operations. Such results have, in any event, fluctuated widely on a quarterly basis. There can be no assurance that any new products will be developed successfully, that the Company will be able to introduce additional new products which will gain acceptance in the marketplace, that the Company will successfully assess new technological developments and incorporate them into future or current products, or that the Company will be able to do so in a timely fashion. Any future failure to develop or introduce new products in a timely manner, or customer rejection of new products, may have a material adverse effect on the Company's future results of operations.

Competition

       The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. The Company anticipates increased competition in the video post-production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

       Competition for the Company's broadcast products (i.e. character generation and desktop compositing) is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's principal competitors in the character generation and graphics imaging systems market include Chyron, For-A, Knox, and AVS.

Competitors in the desktop compositing and effects market include Adobe and Discreet Logic. Although viewed as competition in some of the markets in which the Company competes, the Company's desktop compositing and effects product requires the Company to partner with other companies offering complementary products in order to provide complete solutions to customers. These companies include Media 100, Artel, Puffin Designs and ICE. Maintaining this compatibility, while enhancing its own products, continues to put a tremendous burden on the Company's engineering resources.

       The Company's competition in the videographer market comes from a number of groups of video companies, such as suppliers of traditional video equipment including JVC, Matsushita and Sony, providers of desktop editing solutions, video software application companies and others. Suppliers of desktop video editing systems or components such as Avid, Pinnacle Systems, Matrox Electronics Systems, Ltd., Media100, Inc., have established desktop video distribution channels, experience in marketing video products and significant financial resources.

       Many of the Company's competitors have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, some of the Company's competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

       The Company believes that the markets for its products will remain highly competitive. The Company believes that its ability to compete depends on factors both within and outside its control, including the success and timing of new product developments introduced by the Company and its competitors, product performance and price, market presence and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. Maintaining any advantage that the Company may have over its competitors will require continuing investments by the Company in research and development, sales and marketing and customer service and support. In addition, as the Company enters new markets, whether through acquisitions, alliances with other companies or on its own, the Company may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which it currently operates. There can be no assurance the Company will be able to compete successfully in these new markets

Proprietary Rights

       The Company relies on a combination of trade secret, copyright and trademark laws, and contractual agreements to safeguard its proprietary rights in technology and products. The Company has registered the Videonics brand name and certain product trademarks in the United States, as well as in some of its international markets. There can be no assurance however, that the Company will have access to the Videonics brand name and trademark in all countries. The inability to use the Videonics brand name and trademark in a country, could materially and adversely affect the Company's business in that country. The Company routinely enters into confidentiality and assignment of invention agreements with each of its employees and nondisclosure agreements with its key customers and vendors.

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

       The Company believes that, because the pace of technological change is so rapid in the digital video electronics industry, the best protection for its proprietary rights is its continued substantial investment in research and development to apply the latest advances in data storage and data compression to the integration of video post-production functions. The Company believes that any legal protection afforded by copyright, and trade secret laws will be less of a factor on the Company's ability to compete than the ability and creativity of its research and development staff to develop products which satisfy customer needs. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products.

Employees

       As of March 1, 2000, the Company had 62 full-time employees, including 16 in research and development, 20 in sales and marketing, 21 in operations, and 5 in finance and administration. None of the Company's employees is represented by a labor union or is covered by collective bargaining agreements. The Company believes that its employee relations are good. The Company has never experienced a work stoppage.

ITEM 2. PROPERTIES.

       The Company's principal administrative, sales and marketing, research and development, and operating facilities are located in Campbell, California and consist of approximately 27,500 square feet under a lease which expires on July 31, 2002. The Company also has a research and development facility in Millis, Massachusetts, which has 2,500 square feet under a lease which expires on December 1, 2000.


ITEM 3. LEGAL PROCEEDINGS.

       The Company is not currently involved in any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       Effective May 20, 1999, the Company's Common Stock moved to the Nasdaq SmallCap Market from the Nasdaq National Market System, where it had been listed since its initial public offering was declared effective on December 15, 1994. The Company's trading symbol on the Nasdaq SmallCap Market is "VDNX". Prior to that date, there was no established public trading market for the Company's Common Stock. The following table sets forth the quarterly high and low sales price information of the Common Stock during the fiscal years ended December 31, 1999 and 1998.

                       Q1                Q2                Q3               Q4
                      ----              ----              ----             ----
FY99    High         $3.25             $2.06             $1.50            $1.31
        Low          $0.38             $0.50             $0.25            $0.50
FY98    High         $4.50             $4.63             $2.13            $1.50
        Low          $1.50             $1.38             $0.75            $0.47

       As of March 1, 2000, there were approximately 1,150 holders of the Company's Common Stock. The closing sales price of the Company's Common Stock on March 1, 2000 was $2.06 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

       The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the five year period ended December 31, 1999, and with respect to the balance sheets at December 31, 1999, 1998, 1997, 1996 and 1995 are derived from financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data should be read in conjunction with the Company's Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The balance sheets as of December 31, 1999 and 1998, and the statement of operations for each of the three years in the period ended December 31, 1999 and the independent auditors' report thereon, are included in Item 8 of this Report.

Statement of Operations Data:
(in thousands, except per share data)

                                                   Year Ended December,

                              1999            1998          1997           1996       1995
                              ----            ----          ----           ----       ----
Net revenues               $ 14,226       $ 19,672       $ 19,955       $ 29,195   $ 33,561
Operating income (loss)      (2,562)(1)     (6,722)(2)    (12,984)(3)        401      4,811(4)
Net income (loss)            (2,634)(1)     (6,713)(2)    (13,441)(3)        744      3,746(4)
Net income (loss) per
share - basic                 (0.45)(1)      (1.15)(2)      (2.34)(3)       0.13       0.69(4)
Shares used in per share
calculation - basic           5,866          5,833          5,744          5,616      5,413
Net income (loss) per
share - diluted               (0.45)(1)      (1.15)(2)      (2.34)(3)       0.13       0.65
Shares used in per share
calculation - diluted         5,866          5,833          5,744          5,933      5,791

Balance Sheet Data:
Working capital            $  3,823       $  4,404       $  9,902       $ 21,412   $ 20,127
Total assets
                              6,089          9,164         15,694         27,958     27,350
Shareholders' equity          3,346          5,927         12,606         25,731     24,149
Dividends declared per
 share                         --             --             --             --         --

----------------------------

(1) Results for 1999 include a $655,000 charge in the fourth quarter for the write-down of the Company's inventory to its net realizable value

(2) Results for 1998 include a $1.3 million charge in the fourth quarter for the write-down of the Company's open systems inventory to its net realizable value.

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

(4) Results for 1995 include a one-time charge of $1,965,000 for purchased in-process research and development related to the acquisition of Nova. Without this one-time charge, the net income of $3,746,000 would have been $5,075,000 or $0.88 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Factors That May Affect Future Results of Operations," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the market for video post-production equipment, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, and other factors, including those listed below.

Overview

       Videonics  is a  designer  of  affordable,  high-quality,  digital  video post-production equipment. Videonics products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets. The Company manufactures standalone and personal-computer-based hardware and software products that capture, edit and mix raw video footage and add special effects and titles. Products include edit controllers, video and audio mixers, video processors, character generators, multimedia software, computer-based animation and video compositing systems.

1997
       After shipping PowerScript to a wide base of customers in 1996, deficiencies in the user interface and certain signal timing issues in specific applications were discovered that made the product difficult to sell. Therefore, in 1997, the Company released new versions of the operating software that enhanced the user interface and operating speed of the Power Script Product. Signal timing issues were addressed with the introduction of two new higher priced versions of PowerScript (PowerScript Studio and PowerScript Studio Component) targeted at higher end customers. In 1997, the Company announced four major new products that were expected to ship in 1997: Effetto Pronto, MXPro, Python and Personal TitleMaker. As of December 31, 1997, the Company had brought Python and Personal TitleMaker to market in commercial quantities. Since Python and Personal TitleMaker were shipped in the fourth quarter of 1997, the first three quarters of 1997 did not contain revenues from any of the aforementioned new products. To reduce expenses, the Company reduced its personnel by twelve percent on January 15, 1998.

1998
       In the second quarter of 1998, the Company began production shipments of MXPro and Effetto Pronto. Sales of MXPro tracked closely to the Company's plan, while sales of Effetto Pronto were significantly below plan. Effetto Pronto did not generate meaningful revenues during 1998, as customer acceptance was slower than expected. Effetto Pronto's lower than anticipated revenues, combined with continued significant research and development and sales and marketing expenses associated with the product, resulted in a significant operating loss for the Company. In addition, sales of the Company's open system products decreased significantly from their 1997 run rate, due primarily to increased competition. As such, in the fourth quarter of 1998, the Company reduced its open systems inventory to its net realizable value.

1999
       To reduce the Company's expenses and focus its resources, the Company sold its Nova Systems Division ("Nova") to a private company in Massachusetts on January 29, 1999 (see the Notes to the Consolidated Financial Statements for further details). In July 1999, the Company began shipments of Effetto 2.0, a significant software upgrade to Effetto Pronto. Although Effetto Pronto 2.0 included numerous feature enhancements, sales of the product were significantly below plan and failed to generate meaningful revenues in 1999. In August 1999, the Company began shipments of its MXProDV product, which provided an incremental increase to revenues. In the fourth quarter of 1999, the Company reduced the carrying value of certain slow moving products and soon to be discontinued products to their net realizable value. These factors combined with declining sales of the Company's older Videographer products and delays in shipment of the Company's new Videographer products, resulted in operating losses in each quarter of 1999. Results for 2000 are highly dependent on planned shipment and customer acceptance of new products.

Results of Operations

       The  following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                    Year Ended December 31,
                                                 1999        1998        1997
                                                -----       -----       -----

Net revenues                                    100.0%      100.0%      100.0%
Cost of revenues                                 62.0        69.1        69.7
  Gross profit                                   38.0        30.9        30.3
Operating expenses
  Research & development                         20.2        24.4        34.8
  Selling & marketing                            27.2        33.5        40.3
  General & administrative                        8.6         7.2         8.9
  Amortization of intangible assets               --          --          2.0
  Write-off of intangible assets                  --          --          9.4
                                                -----       -----       -----
  Total operating expenses                       56.0        65.1        95.4
                                                -----       -----       -----
     Operating loss                             (18.0)      (34.2)      (65.1)
Interest income (expense), net                   (0.5)        --          1.3
                                                -----       -----       -----
  Loss before income taxes                      (18.5)      (34.2)      (63.8)
Provision for income taxes                        --          --          3.6
                                                -----       -----       -----
     Net loss                                   (18.5)%     (34.2)%     (67.4)%
                                                =====       =====       =====

Comparison of Years Ended December 31, 1999 and 1998

       Net Revenues. Net revenues decreased 28% to $14.2 million in 1999, from $19.7 million in 1998. The decrease in revenue was due in part to the sale of the Company's Nova Division, decreased sales of the Company's older videographer products and decreased sales of the Company's Effetto Pronto product, offset partially by sales of the MXProDV product which was introduced in late August, 1999. International revenues for 1999 were $4.1 million or 29% of net revenues compared to $7.0 million or 36% of net revenues in 1998.

       Gross Profit. Gross profit decreased to $5.4 million in 1999, from $6.1 million in 1998. Gross profit, as a percentage of net revenues, increased to 38% in 1999 from 31% in 1998. In 1999, the Company recorded a $733,000 increase in inventory reserves to reduce the carrying value of its slow moving and discontinued products to their net realizable value. In 1998, the Company recorded a $1.7 million increase in inventory reserves primarily to reduce the carrying value of its open systems inventory. Charges to inventory reserves, as a percentage of net revenues were 5% and 8% for 1999 and 1998, respectively.

       Research and Development. Research and development expenses decreased 40% to $2.9 million during 1999 compared to $4.8 million in 1998, and decreased as a percentage of net revenues to 20% in 1999 from 24% in 1998. The decrease was due to the Company's sale of Nova, a decrease in personnel and reduction in the use of consultants. The Company anticipates that research and development expenses will decrease slightly in 2000 when compared to 1999.

       Selling and Marketing. Selling and marketing expenses decreased 41% to $3.9 million in 1999 compared to $6.6 million in 1998, and decreased to 27% in 1999 compared to 34% in

1998, as a percentage of net revenues. The decrease was primarily due to the Company's sale of Nova, a decrease in personnel and reduced advertising and promotional expenses as the Company brought advertising expenditures in-line with current revenue levels. Included in expenses for 1999 was approximately $52,000 of closing costs associated with the sale of the Company's German subsidiary. Revenue and assets employed by the Company's German office, were not material to the consolidated financial statements. Since the sale of its German subsidiary, the Company has utilized local distribution to market and sell its products as it does throughout the rest of Europe.

       General and Administrative. General and administrative expenses decreased 14% to $1.2 million in 1999 compared to $1.4 million in 1998. General and administrative expenses increased as a percentage of net revenues to 9% in 1999 compared to 7% in 1998. The decrease in actual expenses between 1999 and 1998 is primarily due to a decrease in personnel.

       Interest Expense, net. The Company recorded net interest expense of $72,000 in 1999 compared to net interest expense of $21,000 in 1998. The increase is primarily due to interest expense incurred on higher borrowings between years and amortization of warrants issued in August 1999, in connection with the Company's line of credit.

       Provision for Income Taxes. In 1999, Company recorded an income tax benefit of $847,000 on its pretax loss, offset completely by a $847,000 increase in the valuation allowance against the Company's deferred tax assets. As such, no tax benefit was recognized during 1999. The Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. During 1998, the Company recorded a tax benefit of $30,000 on a pretax loss of $6.7 million. This benefit was primarily the result of a state tax refund. In addition, the Company recorded in 1998 an income tax benefit of $3.7 million on its pretax loss, offset completely by a $3.7 million increase in the valuation allowance against the Company's deferred tax assets.

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

                                                       1999                                         1998
                                      --------------------------------------      --------------------------------------
(in thousands, except per share data)    Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                                         --         --         --         --         --         --         --         --

Net revenues and other income         $ 3,665    $ 3,394    $ 3,842    $ 3,326    $ 4,719    $ 5,907    $ 5,025    $ 4,021
Gross profit (loss)                     1,458      1,464      1,646        843      1,742      2,437      2,066       (161)
Operating loss                           (810)      (806)      (245)      (701)    (1,705)      (883)    (1,128)    (3,006)
Net loss                                 (823)      (821)      (261)      (729)    (1,706)      (841)    (1,137)    (3,029)
Net loss per share - basic and
  diluted                               (0.14)     (0.14)     (0.04)     (0.12)     (0.29)     (0.14)     (0.19)     (0.52)
Shares used in computing per
  share amounts - basic and diluted     5,858      5,867      5,869      5,872      5,790      5,831      5,854      5,857

----------

       The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in the future. The fluctuation in revenues in the periods reflected above are attributable to various factors, including the timing of new product introductions and shipments, variations in product mix sold, and private label sales. In 1999 and 1998, the Company's delay in the sales of previously announced new products had a significant effect on the Company's results of operations, and there can be no assurance that the Company will be able to introduce and timely sell new products on a basis which will avoid quarterly fluctuations in the future, or even that such new products will be successful in the marketplace.

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

Year 2000 Update

       We believe that we have successfully rendered our product, internal management and other administrative systems and external information systems year 2000 compliant. Since January 1, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products. To date, the total cost of our efforts to address year 2000 compliance has not been material.

       Nonetheless, some problems related to the year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products or with third-party products or technology that we use. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

Liquidity and Capital Resources

       From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds to the Company of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, and bank borrowings. At December 31, 1999, the Company's principal source of liquidity is cash of approximately $715,000 and access to a $1.0 million revolving, asset based line of credit. Throughout 1999, the Company maintained borrowings from a major shareholder of $1.0 million at an interest rate of 8.0%, terms that the Company considered more favorable than those it could obtain from other commercial sources. At December 31, 1999, the Company had borrowings from this shareholder totaling $1.0 million at an interest rate of 8.0% per year, due January 16, 2001. On March 22, 2000, the maturity date of the $1.0 million loan was extended from January 16, 2001 to January 16, 2002.

       Operating Activities. In 1999, net cash used in operating activities was $96,000 resulting primarily from an operating loss of $756,000 after adjusting for non-cash items and a $524,000 decrease in accrued expenses, offset by a decrease in inventories of $1.2 million. Inventories decreased as the Company continued to better align its inventory with its current revenue levels. In 1998, net cash used in operating activities was $811,000, resulting primarily from an operating loss of $3.7 million after adjusting for non-cash items, offset by a decrease in accounts receivable of $414,000 and a decrease in inventories of $2.4 million. Accounts receivable decreased because of lower sales during the fourth quarter of 1998 compared to 1997 and improved collections. Inventories decreased as the Company better aligned its inventory with its current revenue levels. In 1997, net cash used in operating activities was $5.6 million, resulting primarily from an operating loss of $6.6 million after adjusting for non-cash items, an increase in inventories of $2.3 million, offset by a decrease in accounts receivable of $1.7 million. Inventories increased primarily in anticipation of new product shipments and lower than expected shipments of new products in 1997. Receivables decreased primarily because of decreased sales

       Investing Activities. Capital equipment expenditures in 1999, 1998 and 1997 were $120,000, $378,000, and $1.6 million respectively, primarily for computers, software and engineering equipment used in research and development and other activities. The Company currently anticipates that additions to property and equipment will require capital expenditures of $320,000 through the end of 2000. In 1999, the Company received proceeds of $52,000 in connection with the sale of its Nova Systems division. In 1997, the Company had redemptions of $1.5 million of marketable securities.

       Financing Activities. In 1999, the Company received $7,000 from the exercise of stock options under the Company's stock option plan and proceeds of $35,000 from the issuance of notes payable to a shareholder. In 1998, the Company received $34,000 from the exercise of stock options under the Company's stock option plan and proceeds of $1.0 million from the issuance of notes payable to a shareholder. Additionally in 1998, the Company repaid $19,000 of the notes payable to a shareholder. In 1997, the Company received $154,000 from the exercise of stock options under the Company's stock option plan

       The Company has incurred losses and negative cash flows from operations for each of the three years in the period ended December 31, 1999 and is dependent upon support from a substantial shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. During 1999, Management continued to take steps to further reduce costs, including the sale of its Nova Systems division, and its German subsidiary, both of which had incurred losses in the two years immediately preceding their sale. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During 2000, the Company is developing and expects to release more than two new products.

       As described in the notes to the consolidated financial statements, the Company has obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the agreement, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The revolving maturity date of this facility is August 25, 2001. As of the date of this filing, the Company had not borrowed from this facility.

       The Company believes that its current cash, borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through the end of 2000.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK

       The Company's market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Balance sheets of the Company as of December 31, 1999 and 1998 and statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth on pages 31 to 48. Other required financial information is set forth herein, on page 58.

Videonics, Inc.
Consolidated Financial Statements
as of December 31, 1999 and 1998

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Videonics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Videonics, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
January 28, 2000

Videonics, Inc.
Consolidated Balance Sheets
December 31, 1999 and 1998
(in thousands)
--------------------------------------------------------------------------------


                                                             1999         1998
Assets
Current assets:
    Cash and cash equivalents                              $    715    $    837
    Accounts receivable, net                                    886         852
    Inventories                                               3,785       5,830
    Prepaids and other current assets                           145         122
                                                           --------    --------
        Total current assets                                  5,531       7,641

Property and equipment, net                                     513       1,507
Other assets                                                     45          16
                                                           --------    --------

        Total assets                                       $  6,089    $  9,164
                                                           --------    --------

Liabilities and Shareholders' Equity
Current liabilities:
    Loan payable to shareholder                            $   --      $  1,000
    Accounts payable                                            974         947
    Accrued expenses                                            734       1,290
                                                           --------    --------
        Total current liabilities                             1,708       3,237
                                                           --------    --------

Long term liabilities
    Loan payable to shareholder                               1,035        --
                                                           --------    --------
        Total liabilities                                     2,743       3,237
                                                           --------    --------

Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock, no par value:
      Authorized:  10,000 shares in 1999 and 1998;
      Issued and outstanding:  None                            --          --
    Common stock, no par value:
      Authorized:  30,000 shares in 1999 and 1998;
      Issued and outstanding: 5,874 shares in 1999 and
      5,858 shares in 1998                                   20,700      20,647
    Accumulated deficit                                     (17,354)    (14,720)
                                                           --------    --------
        Total shareholders' equity                            3,346       5,927
                                                           --------    --------

           Total liabilities and shareholders' equity      $  6,089    $  9,164
                                                           --------    --------

        The accompanying notes are an integral part of these consolidated financial statements.

Videonics, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                    Year Ended December 31,
                                                  1999        1998       1997

Net revenues and other income                  $ 14,226    $ 19,672    $ 19,955
Cost of revenues                                  8,815      13,588      13,900
                                               --------    --------    --------
      Gross profit                                5,411       6,084       6,055
                                               --------    --------    --------

Operating expenses:
    Research and development                      2,879       4,798       6,951
    Selling and marketing                         3,875       6,593       8,041
    General and administrative                    1,219       1,415       1,779
    Amortization of intangible assets              --          --           393
    Write-off of intangible assets                 --          --         1,875
                                               --------    --------    --------
                                                  7,973      12,806      19,039
                                               --------    --------    --------

Operating loss:                                  (2,562)     (6,722)    (12,984)

Interest (expense) income, net                      (72)        (21)        261
                                               --------    --------    --------

Loss before income taxes                         (2,634)     (6,743)    (12,723)

Provision for (benefit from) income taxes          --           (30)        718
                                               --------    --------    --------

Net loss                                       $ (2,634)   $ (6,713)   $(13,441)
                                               --------    --------    --------

Net loss per share - basic and diluted         $   (.45)   $  (1.15)   $  (2.34)
                                               --------    --------    --------

Shares used in per share calculation - basic      5,866       5,833       5,744
                                               --------    --------    --------

Shares used in per share calculation - diluted    5,866       5,833       5,744
                                               --------    --------    --------

        The accompanying notes are an integral part of these consolidated financial statements.

Videonics, Inc.
Consolidated Statements of Shareholders' Equity
For Each of the Three Years in the Period Ended December 31, 1999
(in thousands, except per share data)
---------------------------------------------------------------------------------------------

                                                                     Retained
                                                                     Earnings
                                                   Common Stock    (Accumulated Shareholders'
                                                 Shares    Amount    Deficit)     Equity

Balances, December 31, 1996                       5,705   $ 20,297   $  5,434    $ 25,731

Issuance of common stock from
    exercise of options                              80        154       --           154
Amortization of deferred compensation              --           36       --            36
Tax benefit from exercise of
    nonqualified stock options                     --          126       --           126
Net loss                                           --         --      (13,441)    (13,441)
                                               --------   --------   --------    --------

Balances, December 31, 1997                       5,785     20,613     (8,007)     12,606

Issuance of common stock from
    exercise of options                              73         34       --            34
Net loss                                           --         --       (6,713)     (6,713)
                                               --------   --------   --------    --------

Balances, December 31, 1998                       5,858     20,647    (14,720)      5,927

Issuance of common stock from
    exercise of options                              16          8       --             8
Issuance of warrants in payment of loan fees       --           45       --            45
Net loss                                           --         --       (2,634)     (2,634)
                                               --------   --------   --------    --------

Balances, December 31, 1999                       5,874   $ 20,700   $(17,354)   $  3,346
                                               --------   --------   --------    --------

        The accompanying notes are an integral part of these consolidated financial statements.

Videonics, Inc.
Consolidated Statements of Cash Flows
(in thousands)
----------------------------------------------------------------------------------------------


                                                                    Year Ended December 31,
                                                                 1999       1998        1997

Cash flows from operating activities:
    Net loss                                                 $ (2,634)   $ (6,713)   $(13,441)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Loss on disposal of property and equipment                  7           5          76
        Loss on sale of Nova Systems                               48        --          --
        Loss on sale of German Subsidiary                          65        --          --
        Depreciation and amortization                           1,025       1,304       1,563
        Provision for doubtful accounts                          --            25         375
        Provision for excess and obsolete inventories             733       1,661       1,641
        Deferred income taxes                                    --          --         1,299
        Write-off of intangible assets                           --          --         1,875
        Change in assets and liabilities:
           Accounts receivable                                    (71)        414       1,740
           Inventories                                          1,203       2,447      (2,270)
           Prepaid income taxes                                  --           550         670
           Prepaid and other current assets                        46          97         274
           Other                                                  (29)        250        (252)
           Accounts payable                                        35        (495)        352
           Accrued expenses                                      (507)       (356)        509
                                                             --------    --------    --------
               Net cash used in operating activities              (79)       (811)     (5,589)
                                                             --------    --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                          (120)       (378)     (1,611)
    Proceeds from disposition of Nova Systems                      52        --          --
    Proceeds from sale of marketable securities                  --          --         1,500
                                                             --------    --------    --------
               Net cash used in investing activities              (68)       (378)       (111)
                                                             --------    --------    --------

Cash flows from financing activities:
    Proceeds from issuance of loans payable to shareholder         18       1,019        --
    Repayment of notes payable                                   --           (19)       --
    Proceeds from issuance of common stock                          7          34         154
                                                             --------    --------    --------
               Net cash provided by financing activities           25       1,034         154
                                                             --------    --------    --------

Decrease in cash and cash equivalents                            (122)       (155)     (5,546)
Cash and cash equivalents at beginning of year                    837         992       6,538
                                                             --------    --------    --------

Cash and cash equivalents at end of year                     $    715    $    837    $    992
                                                             --------    --------    --------

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
      Interest                                               $      3    $     43    $   --
      Income taxes                                           $   --      $      2    $      5
Supplement schedule of non-cash financing activities:
    Tax benefit from exercise of nonqualified
      stock options                                          $   --      $   --      $    126

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


2.     Summary of Significant Accounting Policies

       Basis of preparation

       The Company has incurred losses and negative cash flows from operations in each of the three years in the period ended December 31, 1999 and is dependent upon support from a substantial shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. Management has taken steps to reduce costs, and in that regard sold its Nova Systems division on January 29, 1999 and its German subsidiary on September 29, 1999 which had incurred losses for each of the two years in the period ended December 31, 1998. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During 2000, the Company is developing and expects to release more than two new products. Management expects that the cost reductions together with revenue generated from these products will be sufficient to meet the Company's obligations as they become due. In the event that such cost reduction and revenue from new products are not sufficient to meet the Company's obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company which, as a result, may have an adverse effect on the Company.

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

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Advertising

       The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising expense for the period ended December 31, 1999, 1998, and 1997 was $232,000, $721,000, and $1,412,000, respectively.

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

       Comprehensive income

       There were no differences between net income (loss) for each of the three years ended in the period to December 31, 1999, and the comprehensive income (loss) for those periods.

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

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

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

       Net income (loss) per share

       The Company calculates earnings per share in accordance with Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic net income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options.

       Fair value of financial instruments

       Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere are based on quoted market prices of similar instruments.

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

3.     Disposal of subsidiary and business

       Sale of Nova Systems

       On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to its sale of Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. For the year ended December 31, 1997, Nova recorded revenues of $2.8 million and a loss from operations of $1.4 million, which included a write-off of $700,000 of non-performing assets. Additionally in 1997, the Company wrote off $1.9 million of intangibles related to Nova. The sale of Nova may provide the Company with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of approximately $450,000. The sale of Nova resulted in a $48,000 loss to Videonics. As of December 31, 1999, royalties of $207,000 have been received.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Sale of the German subsidiary

       On September 29, 1999, the Company sold its wholly owned subsidiary in Germany. The Company's German office was primarily a sales office. Revenue, net loss and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements. The Company recorded a loss of $65,000 in connection with the sale.

4.     Balance Sheet Detail

       Accounts receivable comprise (in thousands):

                                                                 December 31,
                                                              1999        1998

       Trade accounts receivable                            $ 1,016     $   998
       Less allowance for doubtful accounts                    (130)       (146)
                                                            -------     -------

                                                            $   886     $   852
                                                            -------     -------

       Inventories comprise (in thousands):

                                                                 December 31,
                                                              1999         1998

       Raw materials                                         $3,179       $4,381
       Work in process                                          302          375
       Finished goods                                           304        1,074
                                                             ------       ------

                                                             $3,785       $5,830
                                                             ------       ------

       Property and equipment comprise (in thousands):

                                                                 December 31,
                                                               1999       1998

       Machinery and equipment                               $ 2,909    $ 3,248
       Furniture and fixtures                                     74         86
       Leasehold improvements                                    175        179
       Tooling                                                 1,071      1,015
                                                             -------    -------
                                                               4,229      4,528
       Less accumulated depreciation and amortization         (3,716)    (3,021)
                                                             -------    -------

                                                             $   513    $ 1,507
                                                             -------    -------

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Accrued expenses comprise (in thousands):

                                                                  December 31,
                                                                1999       1998

       Accrued advertising                                     $   66     $  163
       Accrued vacation                                           116        180
       Salaries payable                                           166        228
       Accrued acquisition reserve                                 29        239
       Warranty reserve                                            52         77
       Interest payable                                            79         17
       Other accrued expenses                                     226        386
                                                               ------     ------

                                                               $  734     $1,290
                                                               ------     ------

5.     Note Payable to Shareholder

       On April 16, 1999, the Company replaced a $1,000,000 unsecured loan bearing interest at 8% per year and due on October 16, 1999, with a new loan in the amount of $1,035,000 bearing interest at a rate of 8% per year and due on January 16, 2001. The new loan is unsecured and from the same director and significant shareholder of the Company as the previous loan. Accrued interest under the new loan is payable at maturity. On March 22, 2000, the April 16, 1999 loan in the amount of $1,035,000 was amended to adjust the maturity date from January 16, 2001 to January 16, 2002.


6.     Commitments and Contingencies

       The Company leases a building for its principal facility under an operating lease which expires on July 31, 2002. Under the terms of the lease, the Company is responsible for utilities, taxes, insurance and maintenance. At December 31, 1999, future minimum lease payments under all non-cancelable operating leases were as follows (in thousands):

               2000                                   $ 458,099
               2001                                   $ 435,875
               2002                                   $ 259,875


       Rent expense for the years ended December 31, 1999, 1998, and 1997 amounted to $370,000, $448,000 and $423,000, respectively.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

7.     Line of Credit

       In August 1999, the Company obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the agreement, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The maturity date of this revolving facility is August 25, 2001. In connection with this agreement the Company issued 95,000 fully vested warrants to purchase the Company's common stock to the bank, at an exercise price of $0.65. These warrants expire on September 15, 2002. The Company recognized $45,000 (the fair value of the warrants issued using the Black-Scholes model) as prepaid financing costs during the quarter ended September 1999. This amount is being amortized to interest expense over the term of the loan. As of December 31, 1999, the Company had not borrowed from this facility.

8.     Income Taxes

       The components of the provision for income taxes are as follows (in thousands):

                                                  1999         1998       1997

       Current:
           Federal                                $--         $--         $(380)
           State                                   --           (30)       --

       Deferred:
           Federal                                 --          --           995
           State                                   --          --           103
                                                  -----       -----       -----

                                                  $--         $ (30)      $ 718
                                                  -----       -----       -----

       The Company's effective tax rate on loss before income tax differs from the U.S. federal statutory regular tax rate as follows:

                                                      1999     1998     1997

       Federal statutory income tax rate             (34.0)%  (34.0)%  (34.0)%
       State income tax rate, net of federal benefit   0.6     (7.3)    (2.9)
       Tax exempt interest                              --       --       --
       Foreign net operating loss                      4.1     (5.4)     1.3
       Research tax credits                           (4.9)    (4.8)    (6.4)
       Other                                           2.2     (3.8)     1.6
       Increase in valuation allowance                32.0     54.9     46.0
                                                      ----     ----     ----

                                                       -- %    (0.4)%    5.6%
                                                      ----     ----     ----

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                             1999         1998

       Intangible assets                                  $  1,469     $  1,464
       Inventory reserves                                      408        1,322
       Depreciation                                             45           47
       Net operating loss carryforward                       6,230        4,487
       Tax credit carryforward                               1,636        1,386
       Deferred California research                            386          442
       Other accrued liabilities and reserves                  226          405
                                                          --------     --------
       Subtotal                                             10,400        9,553
       Less valuation allowance                            (10,400)      (9,553)
                                                          --------     --------

       Net deferred tax asset                             $   --       $   --
                                                          --------     --------


       At December 31, 1999, the Company has federal and state net operating losses of $17,200,000 and $4,500,000, respectively, which expire in 2019 and 2014, respectively. The Company also has federal and state tax credit carryforwards of $1,100,000 and $690,000, respectively, which expire in 2019.

       In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if its uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is not certain that a benefit can be realized in the future due to the Company's operating losses. The Company's valuation allowance increased from $9,553,000 at December 31, 1998 to $10,400,000 at December 31, 1999.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

9.     Net Loss Per Share

       In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

                                                  1999        1998       1997

       Numerator - basic and diluted
               Net loss                        $ (2,634)   $ (6,713)   $(13,441)
                                               --------    --------    --------

           Net loss available to
             common stockholders               $ (2,634)   $ (6,713)   $(13,441)
                                               --------    --------    --------

       Denominator - basic
           Weighted average common shares         5,866       5,833       5,744
                                               --------    --------    --------

               Basic net loss per share
                  outstanding                  $   (.45)   $  (1.15)   $  (2.34)
                                               --------    --------    --------

       Denominator - diluted
           Denominator - basic                    5,866       5,833       5,744
           Effect of dilutive securities:
             Common stock options                  --          --          --
                                               --------    --------    --------

       Diluted weighted average common shares     5,866       5,833       5,744
                                               --------    --------    --------

               Diluted net loss per share      $   (.45)   $  (1.15)   $  (2.34)
                                               --------    --------    --------

10.    Shareholders' Equity

       At December 31, 1999, the Company has reserved 1,000,000 shares of common stock for issuance under its 1996 Amended Stock Option Plan. In addition, the Company has reserved 900,000 shares of common stock for issuance under its 1987 Stock Option Plan ("1987 Plan"). The 1987 Plan had been set to terminate, in accordance with its terms, on January 1, 1997. Effective May 1997, the Company's Board of Directors authorized the amendment of the 1987 Plan to permit the grant of non-statutory stock options previously granted under the 1987 Plan that have expired or terminated. The Plans provide for the granting of incentive stock options to officers and employees of the Company and non-qualified incentive stock options to employees, officers and directors of the Company at prices not less than the fair market value of the Company's' common stock. Options generally vest over a four year period and are canceled 90 days after termination of employment.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       A summary of stock option activity follows:

                                                                                                                   Weighted
                                                Shares                                                             Average
                                              Available   Number of      Number     Exercise                       Exercise
                                              for Grant     Shares     of Shares      Price          Total          Price

       Balances, December 31, 1996             425,340    1,115,179           -     0.33-14.75     $7,079,602     $   6.38

           Options granted                    (929,534)     929,534           -      3.81-5.00      4,536,769         4.88
           Options canceled                    881,362     (881,362)          -      3.81-9.00     (6,987,932)        7.93
           Options exercised                         -      (80,149)          -      0.33-7.50       (154,128)        1.92
                                              ---------   ----------   ---------                   -----------

       Balances, December 31, 1997             377,168    1,083,202           -      0.33-8.88      4,474,311         4.17

           Options granted                    (871,354)     871,354     640,000      0.75-2.50      2,514,626         1.66
           Options canceled                    925,657     (925,657)   (320,000)     0.47-7.50     (4,978,895)        4.00
           Options exercised                         -      (73,250)                   0.47           (34,183)        0.47
                                              ---------   ----------   ---------                   -----------

       Balances, December 31, 1998             431,471      955,649     320,000      0.47-8.88      1,975,859         1.58

           Options granted                    (348,124)     348,124           -     0.38 - 0.88       213,567         0.61
           Options canceled                    422,609     (422,609)   (200,000)    0.38 - 5.00      (985,131)        1.58
           Options exercised                         -      (15,950)          -     0.47 - 0.75        (7,656)        0.48
                                              ---------   ----------   ---------                   -----------

       Balances, December 31, 1999             505,956      865,214     120,000    $0.38 - $8.88   $1,196,639     $   1.21
                                              ---------   ----------   ---------                   -----------

       Compensation of approximately $114,000 had been attributed to stock options granted after March 1994 and prior to the sale of the Company's common stock in an initial public offering. The compensation was recognized as a charge to income over the three-year vesting period commencing in October 1994 and terminating in September 1997.

       In March 1998, the Company granted a nonqualified stock option to an officer of the Company to purchase a total of 320,000 shares of common stock. The option was granted outside the Company's stock option plans, at an exercise price of $2.13 per share, the fair market value of the Company's Common Stock on the relevant date. On June 24, 1998, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. In accordance with this offer, the option was canceled and reissued at an exercise price of $1.50 per share, the fair market value of the stock on June 24, 1998. Vesting of the new option will follow the original option vest schedule except the option will remain unvested until June 24, 1999 at which time vesting of new option will vest according to the original vest schedule. This option is exercisable for a term of ten years, vests over a four-year period and is cancelled 90 days after termination of employment. As of December 31, 1999, options to purchase 120,000 shares were exercisable.

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

       Had compensation cost for the years ended December 31, 1999, 1998 and 1997 been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123 and been included in the Company's operations, the Company's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                              1999         1998          1997

       Net loss - pro forma                $  (3,154)   $  (7,802)   $  (15,557)
                                           ---------    ---------    ----------
       Net loss per share - basic          $    (.54)   $   (1.34)   $    (2.71)
                                           ---------    ---------    ----------
       Net loss per share - diluted        $    (.54)   $   (1.34)   $    (2.71)
                                           ---------    ---------    ----------

       The impact on pro forma loss and pro forma net loss per share in the table above may not be indicative of the effect in the future years as options vest over several years and the Company continues to grant stock options to employees. This policy may or may not continue.

       The weighted average fair value of options granted in 1999, 1998 and 1997 was $0.58, $1.40 and $2.22, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions by subgroup:

                                           1999            1998          1997

       Risk-free interest rate        5.36%-6.38%     4.45%-5.61%     5.71-6.09%
       Expected life                           7               5              5
       Expected dividends                    --              --             --
       Volatility                           1.41            1.19           0.75

       The weighted average expected life was calculated based on the vesting period and the exercise behavior of the Company's employees. The risk-free interest rate was calculated in accordance with the grant date and estimated expected life.

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                                                                         Options Currently
                                           Options Outstanding                              Exercisable
                           ----------------------------------------------------  -----------------------------
                                                Weighted
                               Number           Average         Weighted           Number           Weighted
                            Outstanding        Remaining         Average         Exercisable         Average
           Exercise          December 31,     Contractual       Exercise         December 31,       Exercise
            Price               1999              Life            Price             1999              Price

       $0.38-$0.47            216,968            6.91             $ 0.41            81,648            $ 0.47
       $0.50-$1.13            193,170            9.09             $ 0.78            36,368            $ 0.78
       $1.50-$1.50            536,018            8.48             $ 1.50           476,256            $ 1.50
       $2.50-$8.88             39,058            7.70             $ 3.92            24,868            $ 4.58
                              -------                                              -------

                              985,214            8.22             $ 1.21           619,140            $ 1.45
                              -------                                              -------

11.    Segment Information

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

       Videonics is organized primarily on the basis of three separate product lines. Two of its product lines have been aggregated into the "Video Production" segment. This segment manufactures and sells video post-production equipment into broadcast, cable, industry and home producer markets. "Signal Processing" represented the Company's Nova Division that manufactured and sold signal conversion and processing equipment primarily into television and cable studios. The Company sold its Nova Division on January 29, 1999.

       The table below presents information about reported segments for the years ending December 31, (in thousands):

                                             1999           1998          1997

       Video Production
             Sales                        $ 14,135       $ 17,750      $ 17,149
             Operating loss                 (2,527)        (6,474)       (9,339)

       Signal Processing
             Sales                              91*         1,922         2,806
             Operating loss                    (36)*         (248)       (1,389)

       Reconciling items                      --             --          (2,256)

Videonics, Inc.
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       *Results presented are through January 29, 1999, the date the Company completed its sale of Nova.

       For the year ended December 31, 1997, reconciling items of $2,256,000 relate to the amortization and write-off of intangible assets.

       The Company markets and services it products in North America through its own direct sales organization. The Company markets its products in foreign countries outside North America through distributors.

       Geographic net export sales information is shown below (in thousands):

                                                             December 31,
                                                       1999     1998       1997

       Revenues from unaffiliated customers:
          United States                              $10,149   $12,665   $13,317
          Europe                                       1,325     2,662     2,007
          Asia                                         2,034     2,772     2,637
          Americas (excluding the United States)         718     1,573     1,994
                                                     -------   -------   -------

                                                     $14,226   $19,672   $19,955
                                                     -------   -------   -------

       For the years ended December 31, 1998 and 1997, no one customer accounted for more that 10% of revenues during the periods. For the year ended December 31, 1999, one customer accounted for 13% of annual revenue. The Company has no significant assets in foreign countries.

12.    401(k) Plan

       In August 1994, the Company adopted a 401(k) employee savings plan wherein the employee can contribute up to specified Internal Revenue Code limits and the Company matches, at a rate of 50%, the first $200 of the employee's contribution per quarter. The employee's entitlement to the Company matching contributions is fully vested on the date of contribution. The Company, at its sole discretion and with the Board of Directors' approval, can make an additional discretionary contribution. To date, the Company has not made discretionary contributions. The Company's matching contributions charged against income totaled approximately $26,000, $39,000 and $51,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Information concerning the directors and executive officers of the Company is incorporated herein by reference from the information contained under the caption "Election of Directors" with respect to directors and under the caption "Management" with respect to executive officers, contained in the Company's Proxy Statement (the "Proxy Statement") relating to its 2000 Annual Meeting of Shareholders to be held on or about August 17, 2000. Information regarding compliance with the reporting requirements under Section 16(a) of the Securities and Exchange Act of 1934, as amended is incorporated herein by reference from the information under the caption "Executive Compensation - Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(b) promulgated under the Securities Exchange Act of 1934. With the exception of the foregoing information and other information specifically incorporated by reference into this Report, the Proxy Statement is not being filed as a part hereof.

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

         The following financial statements are filed as part of this report:

                  -        Report of Independent Accountants

                  -        Balance Sheets at December 31, 1999 and 1998

                  - Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

                  - Statement of Shareholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

                  - Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

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

                  3.       Exhibits

         Exhibit No.
         -----------

              3.01 Amended and Restated Articles of Incorporation of Videonics, Inc., dated December 19, 1994. (3)

              3.02 Amended and Restated Bylaws of Videonics, Inc. as Adopted by the Board of Directors on October 27, 1994. (3)

              4.01 Warrant to Purchase Stock between Venture Bank and Videonics Inc., dated September 15, 1999. (11)

              4.02 Holder Rights Agreement between Venture Bank and Videonics Inc., dated September 15, 1999. (11)

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

             10.06 Asset Purchase Agreement relating to the acquisition of KUB Systems, Inc., by Videonics, Inc., dated May 24, 1996. (6)

             10.07         Letter of Employment  Agreement with Steve L. Peters.
                           (4)

             10.08 Promissory Note issued in connection with loan by Videonics, Inc. to Steve L. Peters. (4)

            +10.09 Letter of Employment Agreement with Yeshwant Kamath dated November 17, 1997. (7)

             10.10 Loan agreement issued in connection with a loan by Carl Berg to Videonics, Inc. dated October 16, 1998.
                           (8)

             10.11 Key Employee Agreement between Jeffrey Burt and Videonics dated February 25, 1999. (9)

             10.12 Key Employee Agreement between James McNeill and Videonics dated February 25, 1999. (9)

             10.13 Key Employee Agreement between Gary Williams and Videonics dated February 25, 1999. (9)

             10.14         Promissory  Note between Carl Berg and Videonics Inc.
                           dated April 16, 1999. (10)

             10.15 Loan and Security Agreement between Venture Bank and Videonics dated August 25, 1999. (11)

             10.16         Intellectual   Property  Security  Agreement  between
                           Venture  Bank and  Videonics  dated  August 25, 1999.
                           (11)

             10.17 Subordination Agreement between Venture Bank and Videonics dated August 25, 1999. (11)

             10.18 Second Addendum to lease, dated July 6, 1994 between H-K Associates and Videonics, Inc. at 1370 Dell Avenue, Campbell, California dated April 27, 1999.

             23.1          Consent of  PricewaterhouseCoopers  LLP,  Independent
                           Accountants.

             27.1          Financial Data Schedule

(b)      Reports on Form 8-K

       The Company filed no reports on Form 8-K with the Commission during the fiscal quarter ended December 31, 1999.

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

+ Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2000.

                               VIDEONICS, INC.

                           By: /s/ Michael L. D'Addio
                               ----------------------
                               Michael L. D'Addio
                               Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature                             Title                                    Date
------------------                             -----                                    ----

/s/ Michael L. D'Addio                         Chairman of the Board                    March 27, 2000
------------------------------                 and Chief Executive Officer
Michael L. D'Addio                             (Principal Executive Officer)


/s/ Gary L. Williams                           Vice President of Finance,               March 27, 2000
------------------------------                 and Chief Financial Officer
Gary L. Williams                               (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)


/s/ Mark C. Hahn                               Director                                 March 28, 2000
------------------------------
Mark C. Hahn


/s/ Carl E. Berg                               Director                                 March 27, 2000
------------------------------
Carl E. Berg


/s/ N. William Jasper, Jr.                     Director                                 March 27, 2000
------------------------------
N. William Jasper, Jr.

                                 VIDEONICS, INC.

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                      Page in
                                                                     Form 10-K

Financial statements:

         Report of Independent Accountants.................................32

         Consolidated Balance Sheets.......................................33

         Consolidated Statements of Operations.............................34

         Consolidated Statements of Shareholders' Equity...................35

         Consolidated Statements of Cash Flows.............................36

         Notes to Consolidated Financial Statements........................37

Schedules:
                     Report of Independent Accountants.....................57

         II          Valuation and Qualifying Accounts.....................58

                     Schedules not listed above have been omitted because the information required to be set forth therein is not required or is shown in the financial statements or notes thereto.

Exhibits:

       10.18 Second Addendum to lease, dated July 6, 1994 between H-K Associates and Videonics, Inc. at 1370 Dell Avenue,
                     Campbell, California dated April 27, 1999................__

       23.1          Consent of PricewaterhouseCoopers LLP, Independent
                     Accountants..............................................__

       27.1          Financial Data Schedule..................................__

                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                   INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

Our report on the financial statements of Videonics, Inc. and subsidiaries is included on page 32 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 55 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
January 28, 2000

                                 VIDEONICS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 Consolidated Valuation and Qualifying Accounts

                                 (in thousands)

                                                Balance at        Charged to                          Balance
                                                 Beginning         Costs and                         at End of
Description                                      of Period         Expenses        Deductions         Period

Year ended December 31, 1999
   Allowance for doubtful accounts:                $146              $ --             $  (16)          $ 130

Year ended December 31, 1998
   Allowance for doubtful accounts:                $255              $ 25             $ (134)          $ 146

Year ended December 31, 1997
   Allowance for doubtful accounts:                $123              $375             $ (243)          $ 255

                                                Balance at        Charged to                         Balance
                                                 Beginning         Costs and                        at End of
Description                                      of Period         Expenses        Deductions         Period

Year ended December 31, 1999
   Allowance for excess and
   obsolete inventories:                         $2,829            $  733           $(2,538)        $ 1,024

Year ended December 31, 1998
   Allowance for excess and
   obsolete inventories:                         $1,753            $1,661           $  (585)        $ 2,829

Year ended December 31, 1997
   Allowance for excess and
   obsolete inventories:                         $  377            $1,641           $  (265)        $ 1,753

                                 VIDEONICS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                   ITEM 14(c)

                                    EXHIBITS