Form 10-K/A
period 1999-12-31
VIDEONICS INC
filed 2000-04-28
CIK 932113

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

   Common Stock, without par value                      Nasdaq SmallCap Market

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At March 31, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $5,990,424

       As of March 31, 2000, there were 5,898,974 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

  Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, of Videonics Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange
                    Commission ("SEC") are hereby amended and
                 restated to read in their entirety as follows:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      The executive officers and directors of the Company as of December 31, 1999 are as follows:

                                                                            Director /
       Name                         Age                Position            Officer Since
       ----                         ---                --------            -------------
       Michael L. D'Addio           55           Chairman of the               1986
                                                 Board, Chief
                                                 Executive Officer
                                                 and Director

       Jeffrey A. Burt              47           V.P. Operations               1992

       Gary L. Williams             33           V.P. Finance,                 1999
                                                 Chief Financial
                                                 Officer and Secretary

       Carl E. Berg                 61           Director                      1987

       Mark C. Hahn                 50           Director                      1986

       N. William Jasper, Jr.       52           Director                      1993


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

     Gary L. Williams has served the Company as its Vice President of Finance, Chief Financial Officer and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as the Company's Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers

& Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting from San Diego State University.

     Carl E. Berg, a  co-founder  of the  Company,  has served on the  Company's
Board of Directors since June 1987. Mr. Berg is currently, Chief Executive Officer, President and a director for Mission West Properties. Mr. Berg is also a member of the Board of Directors of Integrated Device Technology, Inc., Valence Technology, Inc., and Systems Integrated Research.

     Mark C. Hahn, a co-founder of the Company, has served as Director since the Company's inception in July 1986. From February 1996 to November 1999, Mr. Hahn served as the Company's Chief Technical Officer. From July 1986 to February 1996, Mr. Hahn served as the Company's Vice President of Research and Development. Prior to co-founding the Company, Mr. Hahn served as Vice President of Research and Chief Technologist of Corvus Systems from May 1979 to February 1986. Mr. Hahn holds a B.S. degree in Electrical Engineering from Princeton University and a M.S. degree in Electrical Engineering from Stanford University.

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

      To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations from the reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1999.


ITEM 11.          EXECUTIVE COMPENSATION

      The following table sets forth the total compensation  earned by the Chief
Executive Officer and each of the executive officers of the Company whose salary and bonus for fiscal year 1999 exceeded $100,000 for services rendered in all capacities for the years ended December 31, 1999, 1998, and 1997.


                           Summary Compensation Table

                                                                Annual                    Long-Term
                                                           Compensation (1)             Compensation
                                                           ----------------             ------------          All Other
Name and                                                 Salary             Bonus          Option/           Compensation
Principal Position                        Year             ($)               ($)          SARs (#)               ($)
------------------                        ----             ---               ---          --------               ---
Michael L. D'Addio                        1999         $150,000                 0                0                  0
   Chief Executive Officer                1998         $150,000                 0                0                  0
                                          1997         $130,667                 0                0                  0

Jeffrey A. Burt                           1999         $133,462                 0                0                  0
   Vice President of                      1998         $122,693                 0           30,000 (2)              0
   Operations                             1997         $110,000                 0           30,000 (2)        $30,200 (3)

Gary L. Williams                          1999         $118,697                 0           50,000                  0
   Vice President of                      1998          $94,085                 0           22,504 (5)              0
   Finance, CFO &                         1997          $86,020                 0           16,504 (6)              0
   Secretary (4)

(1)  Except for annual compensation reported below, there is no other annual compensation to report.

(2)  Includes repriced options to purchase 30,000 shares of Common Stock.

(3)  Amounts represent gain recognized on exercise of nonstatutory stock options issued under the Company's 1987 Stock Option Plan.

(4)  Mr. Williams was appointed Vice President of Finance and Chief Financial Officer in February 1999.

(5)  Includes repriced options to purchase 16,504 shares of Common Stock.

(6)  Includes repriced options to purchase 10,504 shares of Common Stock.


      The following tables set forth as to the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table, certain information with respect to options to purchase shares of Common Stock of the Company as of and for the year ended December 31, 1999.

                            Option/SAR Grants in 1999


                       Number of      % of Total                                      Potential Realizable
                      Securities       Options/                                      Value at Assumed Annual
                      Underlying         SARs         Exercise                        Rates of Stock Price
                        Option/       Granted to       or Base                          Appreciation for
                         SARs          Employees        Price                            Option Term (3)
                        Granted           In           ($/per        Exp.         --------------------------------
Name                    (#) (1)        1999 (2)        Share)        Date         0% ($)     5% ($)       10% ($)
---------------------  --------        --------        ------        -----        ------     ------       -------
Jeffrey A. Burt           25,000           7.2%        $0.78        2/17/09         0       $12,304        $31,143
Gary L. Williams          50,000          14.4%        $0.78        2/17/09         0       $24,608        $62,286

(1)  Options granted in this table have exercise prices equal to the fair market value of the Company's  Common Stock on the date of grant. All such options  typically become  exercisable at a rate of 1/8 after the first full six months of employment,  and 1/8 every six months thereafter for a total four year vesting period following the date of grant.

(2)  The Company granted options to purchase a total of 348,124 shares of Common Stock to employees and Directors in 1999.

(3)  Potential  realizable  value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (0%, 5%, 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and
     159% (at 10% per year). The 5% and 10% assumed rates of appreciation  (over the deemed fair market value at the grant date) are mandated by the rules of the  Securities and Exchange  Commission and do not represent the Company's  estimate or projection of the future growth of the price of the Company's Common Stock.



                     Aggregated Option/SAR Exercises in 1999
                      and Fiscal Year-End Option/SAR Values

                         Shares                       Number of Securities                 Value of Unexercised
                      Acquired on     Value          Underlying Unexercised              In-the-Money Options/SARs
                        Exercise    Realized        Options/SARs at Year-End                  at Year-End(1)
Name                       #          $           Exercisable      Unexercisable        Exercisable      Unexercisable
--------------------   --------- -----------      -----------      -------------        -----------      -------------
Michael L. D'Addio           -          -                -                  -                -                    -
Jeffrey A. Burt              -          -             56,375           25,625              $11,321            2,078
Gary L. Williams             -          -             22,691            49,813             $594               4,156

(1)    Calculated on the basis of the closing price of $0.88 on December 31, 1999, minus the exercise price.


                          Ten-Year Option/SAR Repricing

                                                        Market                                       Length of
                                      Number of        Price of         Exercise                     Original
                                     Securities        Stock at         Price at                    Option Term
                                     Underlying         Time of          Time of                   Remaining at
                                     Option/SARs       Repricing        Repricing       New           Date of
                                     Repriced or          or               or        Exercise      Repricing or
Name                        Date       Amended         Amendment        Amendment      Price         Amendment
----------------------      ----       -------         ---------        ---------      -----         ---------
Jeffrey A. Burt            6/24/98       30,000          $1.50           $5.00         $1.50     9 years  56 days
                           8/19/97       30,000          $5.00           $7.50         $5.00     8 years 177 days
Gary L. Williams           6/24/98       10,504          $1.50           $5.00         $1.50     9 years  56 days
                           6/24/98        6,000          $1.50           $4.50         $1.50     9 years  56 days
                           8/19/97       10,504          $5.00           $7.50         $5.00     8 years 177 days

Employment Agreements

      The Company has entered into Key Employee Agreements with Mr. Burt and Mr. Williams to provide for the acceleration of option vesting under certain circumstances upon a change in control as defined in those agreements.

Remuneration of Non-Employee Directors

      The Company does not compensate non-employee directors who are also major shareholders, such as Mr. Berg, for their services. Other non-employee directors, such as Mr. Jasper, receive $500 for each board meeting attended. In addition, non-employee directors (other than non-employee directors who are also major shareholders), serving on the Company's Board of Directors on August 31st of each year will be granted nonstatutory stock options to purchase 4,504 shares of the Company's Common Stock. During 1999, Mr. Jasper received options to purchase 4,504 shares of the Company's Common Stock representing director's options for 1999.

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

      During 2000, it is anticipated that the Committee will conduct annual performance reviews comparing actual Company progress against annual plans. Elements of such plans, including progress on product development, sales and marketing, expense control and organizational development, may be considered.

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

Performance Measurement Comparison

      The  following  graph  compares  the  annual   percentage  change  in  the
cumulative  shareholder  return of the Common  Stock of the  Company,  with CRSP
Total Return Index for the Nasdaq Stock Market (Domestic Companies) and the CRSP
Total Return Index for the Nasdaq Electronic Component Companies, for the period beginning December 31, 1995 and ending December 31, 1999. The graph assumes that
$100.00 was invested on December 31, 1995.

(The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T)

                                                              Cumulative Total Return
                                        -------------------------------------------------------------
                                        12/31/95      12/31/96     12/31/97     12/31/98     12/31/99
                                        --------      --------     --------     --------     --------

      Videonics, Inc.                        100           76           35            5            8
      Nasdaq (Domestic)                      100          123          151          212          394
      Electronic Component
       Companies                             100          173          181          280          550


      These indices are calculated on a dividend reinvested basis. The Company emphasizes that the performance of the Company's stock over the period shown is not necessarily indicative of the future performance of the Company's stock.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

      The following table sets forth, as of March 31, 2000, certain information with respect to each person known by the Company to be a beneficial owner, as defined in Rule 13d-3 ("Rule 13d-3") promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act"), of more than 5% of the outstanding Common Stock of the Company.

                                                                 Percentage of
                                                                  Outstanding
Name and Address                  Number of Shares                  Common
of Beneficial Owner              Beneficially Owned                  Stock
-------------------              ------------------                  -----

Carl E. Berg
10050 Bandley Drive

Cupertino, CA 95014                   1,466,205                       24%

Michael L. D'Addio
1370 Dell Avenue

Campbell, CA 95008(1)                   921,762 (1)                   15%

Mark C. Hahn
1370 Dell Avenue

Campbell, CA 95008                      493,515                       8%


(1) Includes 9,000 shares subject to stock options exercisable as of March 31, 2000 or within 60 days thereafter held by Mr. D'Addio's spouse, a Company employee.

MANAGEMENT

      The following table sets forth certain information, as of March 31, 2000 concerning each director and each executive officer, including their beneficial ownership as defined in Rule 13d-3, of shares of Common Stock and beneficial ownership of Common Stock by all officers and directors as a group.

                                               Number of           Percentage of
                                                Shares             Outstanding
Name of Beneficial Owner                  Beneficially Owned       Common Stock
------------------------                  ------------------       ------------
Carl E. Berg                                   1,466,205                24%

Michael L. D'Addio                               921,762 (1)            15

Mark C. Hahn                                     493,515                 8

N. William Jasper, Jr.                            40,847 (2)             *

Jeffrey A. Burt                                   63,250 (3)             1

Gary L. Williams                                  32,004 (4)             *

All executive officers and
 directors as a group (6 persons) (5)          3,017,583                50%

* Represents less than 1%

(1) Includes 9,000 shares subject to stock options exercisable as of March 31, 2000 or within 60 days thereafter held by Mr. D'Addio's spouse, a Company employee.

(2) Includes 9,567 shares subject to stock options exercisable as of March 31, 2000 or within 60 days thereafter.

(3) Includes 63,250 shares subject to stock options exercisable as of March 31, 2000 or within 60 days thereafter.

(4) Includes 32,004 shares subject to stock options exercisable as of March 31, 2000 or within 60 days thereafter.

(5)  Includes an aggregate of 113,821  shares  included  pursuant to notes (1) -
     (4).

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

      At December 31, 1999, the Company had an unsecured loan from Carl Berg, a director and shareholder of the Company. This loan, in the amount of $1,035,000, bears interest at 8% per year, and is due on January 16, 2001. Accrued interest is payable at maturity. On March 22, 2000, the loan was amended to extend the maturity date to January 16, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2000.

                               VIDEONICS, INC.

                           By: /s/ Michael L. D'Addio
                               ------------------------------
                                   Michael L. D'Addio
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Signature                         Title                                   Date
------------------                         -----                                   ----
/s/ Michael L. D'Addio                     Chairman of the Board                   April 27, 2000
------------------------------             and Chief Executive Officer
Michael L. D'Addio                         (Principal Executive Officer)


/s/ Gary L. Williams                       Vice President of Finance,              April 27, 2000
------------------------------             and Chief Financial Officer
Gary L. Williams                           (Principal Financial Officer
                                           and Principal Accounting
                                           Officer)

/s/ Carl E. Berg                           Director                                April 27, 2000
------------------------------
Carl E. Berg

/s/ Mark C. Hahn                           Director                                April 27, 2000
------------------------------
Mark C. Hahn

/s/ N. William Jasper, Jr.                 Director                                April 27, 2000
------------------------------
N. William Jasper, Jr.

