Form 10-Q
period 2000-03-31
VIDEONICS INC
filed 2000-05-11
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, there were 5,898,974 shares of the Registrant's Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 VIDEONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              Quarter Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         -------        -------
Net revenues and other income                            $ 3,059        $ 3,665

Cost of revenues                                           1,882          2,207
                                                         -------        -------
            Gross profit                                   1,177          1,458
                                                         -------        -------

Operating expenses:
   Research and development                                  561            898
   Selling and marketing                                     698            996
   General and administrative                                217            374
                                                         -------        -------
                                                           1,476          2,268
                                                         -------        -------
               Operating loss                               (299)          (810)

Interest expense, net                                        (21)           (13)
                                                         -------        -------

               Net loss                                  $  (320)       $  (823)
                                                         =======        =======

Net loss per common share - basic
 and diluted                                             $ (0.05)       $ (0.14)
                                                         =======        =======

Shares used in computing net loss per
 common share - basic and diluted                          5,888          5,858
                                                         =======        =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                           VIDEONICS, INC.
                                      CONDENSED BALANCE SHEETS
                                           (in thousands)

                                                                           March 31,     December 31,
                           ASSETS                                            2000            1999
                                                                           --------        --------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                               $    359        $    715
   Accounts receivable, net                                                     862             886
   Inventories                                                                3,845           3,785
   Prepaid and other current assets                                             168             145
                                                                           --------        --------
            Total current assets                                              5,234           5,531

Property and equipment, net                                                     394             513
Other assets                                                                     45              45
                                                                           --------        --------
            Total assets                                                   $  5,673        $  6,089
                                                                           ========        ========

                        LIABILITIES

Current liabilities:
   Accounts payable                                                        $    985        $    974
   Accrued expenses                                                             605             734
                                                                           --------        --------
            Total current liabilities                                         1,590           1,708
                                                                           --------        --------

Long term liabilities:
   Note payable to shareholder                                                1,035           1,035
                                                                           --------        --------

            Total liabilities                                                 2,625           2,743
                                                                           --------        --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized: 30,000 shares
   Issued and outstanding: 5,898 shares at
      March 31, 2000 and 5,874 shares at
      December 31, 1999                                                      20,722          20,700

Retained deficit                                                            (17,674)        (17,354)
                                                                           --------        --------
            Total shareholders' equity                                        3,048           3,346
                                                                           --------        --------
               Total liabilities and shareholders' equity                  $  5,673        $  6,089
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

                                           VIDEONICS, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                  2000         1999
                                                                                 -----        -----
Cash flows from operating activities:
          Net cash used in operating activities                                  $(321)       $(104)
                                                                                 -----        -----

Cash flows from investing activities:

      Cash received from sale of Nova Systems                                        -           52
Purchase of property and equipment                                                 (57)         (21)
                                                                                 -----        -----
          Net cash provided by (used in) investing activities                      (57)          31
                                                                                 -----        -----

Cash flows from financing activities:

      Proceeds from issuance of common stock                                        22           -
                                                                                 -----        -----
          Net cash provided by financing activities                                 22           -
                                                                                 -----        -----

Decrease in cash and cash equivalents                                             (356)         (73)

Cash and cash equivalents at beginning of year                                     715          837
                                                                                 -----        -----

Cash and cash equivalents at end of quarter                                      $ 359        $ 764
                                                                                 =====        =====

                               The accompanying notes are an integral
                                 part of these financial statements.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements at March 31, 2000 and for the three month period then ended are unaudited, except for the balance sheet information as of December 31, 1999, which is derived from the audited financial statements of Videonics Inc. ("Videonics" or the "Company") and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000, or any future interim period.

2.   Inventories comprise (in thousands):

                                                      March 31,     December 31,
                                                        2000            1999
                                                       ------          ------
                                                    (unaudited)

Raw materials                                          $3,293          $3,179
Work in process                                           324             302
Finished goods                                            228             304
                                                       ------          ------
                                                       $3,845          $3,785
                                                       ======          ======

3.   Note Payable to Shareholder:

     On April 16, 1999, the Company replaced a $1,000,000 unsecured loan bearing interest at 8% per year and due on October 16, 1999, with a new unsecured loan in the amount of $1,035,000 bearing interest at a rate of 8% per year and due on January 16, 2001. The new loan is from the same director and significant shareholder of the Company as the previous loan. Accrued interest under the new loan is payable at maturity. On March 22, 2000, the loan in the amount of $1,035,000 was amended to change the maturity date from January 16, 2001 to January 16, 2002.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

4.   Disposal of Subsidiary and Business

     Sale of Nova Systems

     On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to the sale of its Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. The sale of Nova may provide the Company with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of approximately $450,000. The sale of Nova resulted in a $48,000 loss to the Company. As of March 31, 2000, royalties of $250,000 have been received.

     Sale of the German Subsidiary

     On September 29, 1999, the Company sold its wholly owned subsidiary in Germany. The Company's German office was primarily a sales office. Revenue, net loss and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements. The Company recorded a loss of $65,000 in connection with the sale.

5.   Segment Information:

     In 1998, the Company adopted SFAS 131. At December 31, 1999, Videonics presented two reportable segments - (1) Video Production and (2) Signal Processing.

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

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

     The table below presents information about reported segments for the quarters ending March 31, (in thousands):

                                                   2000               1999
                                                  -------            -------
     Video Production
       Sales                                      $ 3,059            $ 3,574
       Operating loss                                (299)              (774)

     Signal Processing
       Sales                                          -                   91 (1)
       Operating loss                                 -                  (36)(1)


     (1) Results presented are through January 29, 1999, the date the Company completed its sale of Nova.


6.   Line of Credit

     In August 1999, the Company obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The Company obtained a waiver of the profitability covenant for the quarter ending March 31, 2000. The maturity date of the line of credit is August 25, 2001. In connection with this agreement the Company issued to the Venture Banking Group a warrant to purchase 95,000 shares of the Company's common stock at an exercise price of $0.65. This warrant expires on September 15, 2002. The Company recognized $45,000 (the fair value of the warrant issued using the Black-Scholes model) as prepaid financing costs during the quarter ended September 1999. This amount is being amortized to interest expense over the term of the loan. As of March 31, 2000, the Company had not borrowed under the line of credit. As of May 10, 2000, an aggregate of $100,000 is outstanding under the line of credit.

7.   Comprehensive Loss

     There are no differences between net loss for the three months ended March 31, 1999 and 2000 and the comprehensive loss for such periods.

                                 VIDEONICS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

8.   Recent Accounting Pronouncements:

     In June of 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has evaluated the effects of this standard and believes there will be no material impact on the Company's financial position or results of operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the year 2001.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock options awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning April 1, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Factors That May Affect Future Results of Operations," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the market for video post-production equipment, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, and other factors.

Results of Operations

     Net Revenues. Net revenues decreased approximately 17% from $3.7 million in the first quarter of 1999 to $3.1 million in the first quarter of 2000. The decrease in revenue was due primarily to a decrease in sales of the Company's older videographer products offset slightly by shipments of CommandPost and StudioSketch, which began shipping during the last days of March 2000.

     Gross Profit. Gross profit decreased approximately 19% from $1.5 million in the first quarter of 1999 to $1.2 million in the first quarter of 2000. Gross profit, as a percentage of net revenues, decreased to approximately 38% in the first quarter of 2000 from approximately 40% for the first quarter of 1999. The decrease in gross profit as a percentage of revenues is due primarily to a change in product mix, and manufacturing costs spread over lower revenues.

     Research and Development. Research and development expenses decreased approximately 38% to $561,000 during the first quarter of 2000 compared to $898,000 in the first quarter of 1999. The decrease is primarily due to a decrease in personnel.

     Selling and Marketing. Selling and marketing expenses decreased approximately 30% to $698,000 in the first quarter of 2000 compared to $996,000 in the first quarter of 1999. As a percentage of net revenues, these expenses decreased to 23% in the first quarter of 2000 compared to 27% in the first quarter of 1999. The decrease is primarily due to a decrease in personnel and reduced advertising expenses.

     General and Administrative. General and administrative expenses decreased approximately 42% to $217,000 in the first quarter of 2000 compared to $374,000 in the first quarter of 1999. As a percentage of net revenues, these expenses decreased to 7% in the first quarter of 2000 compared to 10% in the first quarter of 1999. The decrease is primarily due to a decrease in personnel.

     Interest Expense, net. Interest expense increased to $21,000 in the first quarter of 2000 compared to $13,000 in the first quarter of 1999. The increase in interest expense primarily relates to the amortization of prepaid financing costs associated with a warrant issued to the Venture Banking Group in September of 1999 (see Note 6 of the "Notes to the Condensed Financial Statements" for further detail). Additionally, interest is calculated on the $1.0 million note payable to a director and significant shareholder of the Company, only partially offset by interest income on outstanding cash balances available for investment.

     Benefit from Income Taxes. During the first quarter of 2000 and 1999, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     Factors That May Affect Future Results of Operations: The Company believes that in the future its results of operations could be impacted by factors such as delays in development and shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's results in prior years have been affected by these factors, particularly with respect to developing and introducing new products such as MXPro, Effetto Pronto and MXProDV in 1997, 1998 and 1999.

     Due primarily to the factors noted above, the Company has experienced substantial volatility in its operations. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1999 Form 10-K section entitled "Business - Research and Development".

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

Liquidity and Capital Resources

     From the Company's inception until its initial public offering in December 1994, which resulted in net proceeds to the Company of $15.8 million, the Company financed its operations through private sales of equity, shareholder loans, cash flow from operations, and bank borrowings. At March 31, 2000, the Company's principal source of liquidity is cash of approximately $359,000. Additionally, at March 31, 2000, the Company had borrowings from a director and significant shareholder totaling $1.0 million at an interest rate of 8.0% per year, due January 16, 2002.

     Net cash used by operations was $321,000 for the first quarter of 2000 compared to $104,000 for the same period last year. The use of cash from operating activities during the first quarter of 2000 is due to a net loss before depreciation and a decrease in accrued expenses. The use of cash from operating activities during the first quarter of 1999 is due to a net loss before depreciation and a decrease in accrued expenses, substantially offset by a decrease in inventories. Net cash used in investing activities for the first quarter of 2000 was $57,000, due to property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities for the first quarter of 1999 was $31,000, as the Company received $52,000 in connection with the sale of Nova, offset partially by property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided in financing activities during the first quarter of 2000 was $22,000 primarily from the receipt of cash from the exercise of the stock options issued under the Company's stock option plans. Financing activities during the first quarter of 1999 did not provide cash.

     The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended March 31, 2000 and is dependent upon support from a substantial shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. During 1999, Management of the Company continued to take steps to further reduce costs, including the sale of its Nova Systems Division, and its German subsidiary, both of which had incurred losses in the two years immediately preceding their sale. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During the first quarter of 2000, the Company introduced three new products, two of which began shipping late in the quarter with the third expected to begin shipping within the next four months. The Company is currently developing and expects to introduce two more products during 2000.

     As described in the notes to the consolidated financial statements, the Company has obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by substantially all of the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The Company obtained a waiver of the profitability covenant for the quarter ending March 31, 2000. The maturity date of the line of credit is August 25, 2001. As of May 10, 2000, an aggregate of $100,000 is outstanding under the line of credit.

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


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

       Exhibit No.       Description of Document
       -----------       -----------------------
          4.03           First  Amendment  to Holder  Rights  Agreement  between
                         Venture  Bank and  Videonics  Inc.  dated  February 24,
                         2000.

         10.19           Amendment to Loan between Carl Berg and Videonics  Inc.
                         dated March 22, 2000.

         27.0            Financial  Data Schedule for the Period ended March 31,
                         2000.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     May 10, 2000                                  VIDEONICS, INC.
        Date                                         Registrant


                                                  By: /s/ Gary L. Williams
                                                      --------------------
                                                      Gary L. Williams
                                                      Vice President of Finance,
                                                      Chief Financial Officer
                                                      (Chief Accounting Officer
                                                       and Authorized Signer)