Form 10-Q
period 2000-06-30
VIDEONICS INC
filed 2000-08-14
CIK 932113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       or

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of July 31, 2000, there were 5,899,299 shares of the Registrant's Common Stock outstanding.

                                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                           VIDEONICS, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (unaudited)


                                                                       Three Months Ended                     Six Months Ended
                                                                             June 30,                             June 30,
                                                                   --------------------------            --------------------------
                                                                     2000               1999               2000               1999
                                                                   -------            -------            -------            -------
Net revenues & other income                                        $ 2,932            $ 3,394            $ 5,991            $ 7,059

Cost of revenues                                                     1,770              1,930              3,652              4,137
                                                                   -------            -------            -------            -------
         Gross profit                                                1,162              1,464              2,339              2,922
                                                                   -------            -------            -------            -------

Operating expenses:
   Research and development                                            515                725              1,076              1,623
   Selling and marketing                                               831              1,153              1,529              2,149
   General and administrative                                          280                392                497                766
                                                                   -------            -------            -------            -------
                                                                     1,626              2,270              3,102              4,538
                                                                   -------            -------            -------            -------
         Operating loss                                               (464)              (806)              (763)            (1,616)

Interest expense, net                                                  (32)               (15)               (53)               (28)
                                                                   -------            -------            -------            -------
         Loss before income taxes                                     (496)              (821)              (816)            (1,644)

Benefit from income taxes                                               --                 --                 --                 --
                                                                   -------            -------            -------            -------

         Net loss                                                  $  (496)           $  (821)           $  (816)           $(1,644)
                                                                   =======            =======            =======            =======

Net loss per common share - basic and diluted                      $ (0.08)           $ (0.14)           $ (0.14)           $ (0.28)
                                                                   =======            =======            =======            =======

Shares used in computing net loss per
  common share - basic and diluted                                   5,899              5,867              5,893              5,862
                                                                   =======            =======            =======            =======

                             The accompanying notes are an integral part of these financial statements.

                                                           VIDEONICS, INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)


                                                                                                    June 30,           December  31,
                                            ASSETS                                                    2000                   1999
                                                                                                    --------               --------
                                                                                                  (unaudited)

Current assets:
   Cash and cash equivalents                                                                        $    330               $    715
   Accounts receivable, net                                                                            1,018                    886
   Inventories                                                                                         3,787                  3,785
   Prepaids and other current assets                                                                      85                    145
                                                                                                    --------               --------
            Total current assets                                                                       5,220                  5,531

Property and equipment, net                                                                              372                    513
Other assets                                                                                              45                     45
                                                                                                    --------               --------

               Total assets                                                                         $  5,637               $  6,089
                                                                                                    ========               ========

                                         LIABILITIES

Current liabilities:

   Notes payable                                                                                    $    250                   --
   Accounts payable                                                                                    1,097               $    974
   Accrued expenses                                                                                      703                    734
                                                                                                    --------               --------
            Total current liabilities                                                                  2,050                  1,708
                                                                                                    --------               --------

Long term liabilities:
   Loan payable                                                                                        1,035                  1,035
                                                                                                    --------               --------

            Total liabilities                                                                          3,085                  2,743
                                                                                                    --------               --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,899 shares at
      June 30, 2000 and 5,874 shares at
      December 31, 1999                                                                               20,722                 20,700

Accumulated deficit                                                                                  (18,170)               (17,354)
                                                                                                    --------               --------
            Total shareholders' equity                                                                 2,552                  3,346
                                                                                                    --------               --------

               Total liabilities and shareholders' equity                                           $  5,637               $  6,089
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

                                                           VIDEONICS, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                          -------------------------
                                                                                                           2000                1999
                                                                                                          -----               -----
Cash flows from operating activities:

          Net cash used in operating activities                                                            (499)               (216)
                                                                                                          -----               -----

Cash flows from investing activities:

   Proceeds from disposition                                                                               --                    52
   Purchase of property and equipment                                                                      (159)                (50)
                                                                                                          -----               -----
          Net cash provided by (used in) investing activities                                              (159)                  2
                                                                                                          -----               -----

Cash flows from financing activities:

   Proceeds from short term borrowings                                                                      250                --
   Proceeds from issuance of loans payable to shareholder                                                  --                    35
   Proceeds from issuance of common stock                                                                    23                   5
                                                                                                          -----               -----
          Net cash provided by financing activities                                                         273                  40
                                                                                                          -----               -----

Decrease in cash and cash equivalents                                                                      (385)               (174)

Cash and cash equivalents at beginning of year                                                              715                 837
                                                                                                          -----               -----

Cash and cash equivalents at end of period                                                                $ 330               $ 663
                                                                                                          =====               =====

                             The accompanying notes are an integral part of these financial statements.

                                 VIDEONICS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed financial statements at June 30, 2000 and for the six month period then ended are unaudited (except for the balance sheet information as of December 31, 1999, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for this six month period ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000, or any future interim period.

2.       Inventories comprise (in thousands):

                                                 June 30,     December 31,
                                                   2000           1999
                                                  ------         ------
                                               (unaudited)

         Raw materials                            $3,101         $3,179
         Work in process                             420            302
         Finished goods                              266            304
                                                  ------         ------
                                                  $3,787         $3,785
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

                                 VIDEONICS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       Disposal of Subsidiary and Business:

         Sale of Nova Systems

         On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to the sale of its Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. The sale of Nova may provide the Company with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of approximately $450,000. The sale of Nova resulted in a $48,000 loss to the Company. As of June 30, 2000, royalties of $360,000 have been received.

         Sale of the German Subsidiary

         On September 29, 1999, the Company sold its wholly owned subsidiary in Germany. The Company's German subsidiary was primarily a sales office. Revenue, net loss and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements. The Company recorded a loss of $65,000 in connection with the sale.

5.       Segment Information:

         In 1998, Videonics adopted SFAS 131. At December 31, 1998, Videonics presented two reportable segments - (1) Video Production and (2) Signal Processing.

         The Company's "Video Production" segment manufactures and sells video post-production equipment into broadcast, cable, industry and home producer markets. The Company's "Signal Processing" segment, which was represented by the Company's Nova Systems Division, manufactured and sold signal conversion and processing equipment primarily into television and cable studios. As described in Note 4, the Company's Nova Systems Division ("Signal Processing" segment) was sold on January 29, 1999.

                                 VIDEONICS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The table below presents information about reported segments for six months ending June 30, (in thousands):

                                               2000          1999
                                             -------        -------
         Video Production
           Sales                             $ 5,991        $ 6,968
           Operating loss                       (763)        (1,580)

         Signal Processing

           Sales                                --               91 (1)
           Operating loss                       --              (36)(1)

         (1) Results presented are through January 29, 1999, the date the Company completed its sale of Nova.

6.       Line of Credit

         In August 1999, the Company obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the line of credit, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The maturity date of the line of credit is August 25, 2001. In connection with this agreement the Company issued to the Venture Banking Group a warrant to purchase 95,000 shares of the Company's common stock at an exercise price of $0.65. This warrant expires on September 15, 2002. The Company recognized $45,000 (the fair value of the warrant issued using the Black-Scholes model) as prepaid financing costs during the quarter ended September 1999. This amount is being amortized to interest expense over the term of the loan. The Company was in violation of the profitability covenant at June 30, 2000 and was required to obtain a waiver. As of August 10, 2000, an aggregate of $250,000 is outstanding under the line of credit.

7.       Comprehensive Loss

         There are no differences between net loss for the three and six months ended June 30, 1999 and 2000 and the comprehensive loss for the these periods.

                                 VIDEONICS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.       Recent Accounting Pronouncement:

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

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

Results of Operations

         Net Revenues. Net revenues decreased approximately 14% in the second quarter of 2000 compared to the second quarter of 1999 and 15% in the first six months of 2000 compared to the first six months of 1999. The decrease in revenue was due primarily to a decrease in sales of the Company's older videographer products offset slightly by shipments of CommandPost and StudioSketch, which began shipping during the last days of March 2000.

         Gross Profit. Gross profit decreased approximately 21% in the second quarter of 2000 compared to the second quarter of 1999 and 20% in the first six months of 2000 compared to the first six months of 1999. Gross profit, as a percentage of net revenues, was approximately 40% in the second quarter of 2000 compared to approximately 43% in the second quarter of 1999 and approximately 39% in the first six months of 2000 compared to approximately 41% in the first six months of 1999. The decrease in gross profit as a percentage of revenues is due primarily to lower margins on some of the Company's older products and manufacturing costs spread over lower revenues.

         Research and Development. Research and development expenses decreased 29% and 33%, respectively, between the quarterly and six-month comparison periods in fiscal years 1999 and 2000. The decrease is primarily due to a decrease in personnel.

         Selling and Marketing. Selling and marketing expenses decreased 28% between the second quarter of 1999 and the second quarter of 2000 and decreased 29% between the first six months of 1999 and the first six months of 2000. The decrease is primarily due to a decrease in personnel and reduced advertising expenses.

         General and Administrative. General and administrative expenses decreased 29% between the second quarter of 1999 and the second quarter of 2000 and decreased 35% between the first six months of 1999 and the first six months of 2000. The decrease is primarily due to a decrease in personnel, partially offset by an increase in legal expenses.

         Other Income/Expense, net. The Company recorded interest expense of $32,000 in the second quarter of 2000 compared to interest expense of $15,000 in the second quarter of 1999. The increase in expense is primarily due to interest expense calculated on higher borrowings during the period.

         Benefit from Income Taxes. During the first six months of 2000 and 1999, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

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

         Due primarily to the factors noted above, the Company has experienced substantial volatility in its operations. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's Form 10-K for the period ended December 31, 1999 section entitled "Business - Research and Development".

Liquidity and Capital Resources

         Net cash used by operations was $499,000 in the first six months of 2000 compared to $216,000 for the same period last year. The use of cash from operating activities during the first six months of 2000 is due to a net loss before depreciation and an increase in accounts receivable, offset by an increase in accounts payable. The use of cash from operating activities during the first six months of 1999 is due to a net loss before depreciation and an increase in accounts receivable, substantially offset by a decrease in inventories and an increase in accounts payable. Net cash used by investing activities in the first six months of 2000 was $159,000, due to property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by investing activities in the first six months of 1999 was $2,000, as the Company received $52,000 in connection with the sale of Nova, offset partially by property and equipment expenditures primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the first six months of 2000 was $273,000, as the Company borrowed $250,000 from its bank line of credit and received cash of $23,000 from the exercise of the stock options issued under the Company's Stock Option Plans. Net cash provided by financing activities during the first six months of 1999 was $40,000, primarily due to an increase in shareholder loans and the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans.

         The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended June 30, 2000 and is dependent upon support from a substantial shareholder and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. During 1999, management of the Company continued to take steps to further reduce costs, including the sale of its Nova Systems Division, and its German subsidiary, both of which had incurred losses in the two years immediately preceding their sale. The Company is assessing its product lines to identify how to enhance existing or create new distribution channels. During the first quarter of 2000, the Company introduced three new products. Two of those products began shipping late in the first quarter with the third shipping in July. The Company is currently developing and expects to introduce two more products during 2000.

         As described in the notes to the consolidated financial statements, the Company has obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by substantially all of the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The Company obtained a waiver of the profitability covenant for the quarter ending June 30, 2000. The maturity date of the line of credit is August 25, 2001. As of August 10, 2000, an aggregate of $250,000 is outstanding under the line of credit.

         The Company believes that its current cash, borrowings from both a shareholder and its bank line of credit, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through the end of 2000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         The Company's market risk disclosures pursuant to Item 3 are not material and are therefore not required.


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.           Description of Document
           -----------           -----------------------
             4.01A               Warrant to Purchase Stock

            27.1                 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      August 14, 2000                                     VIDEONICS, INC.
---------------------------                              -----------------
           Date                                             Registrant



                                            By: /s/  Gary L. Williams
                                                ------------------------
                                                     Gary L. Williams
                                                 Vice President of Finance,
                                                Chief Financial Officer and
                                                    Assistant Secretary
                                             (Principal Financial and Accounting
                                              Officer and Authorized Signer)