Form 10-Q
period 2000-09-30
VIDEONICS INC
filed 2000-11-14
CIK 932113

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                       or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of October 31, 2000, there were 5,902,550 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   VIDEONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                        --------------------    --------------------
                                            2000        1999        2000        1999
                                        --------    --------    --------    --------
Net revenues                            $  3,096    $  3,842    $  9,087    $ 10,901

Cost of revenues                           1,885       2,196       5,538       6,333
                                        --------    --------    --------    --------
         Gross profit                      1,211       1,646       3,549       4,568
                                        --------    --------    --------    --------
Operating expenses:
   Research and development                  543         629       1,619       2,252
   Selling and marketing                     747       1,017       2,275       3,166
   General and administrative                261         245         758       1,011
                                        --------    --------    --------    --------
                                           1,551       1,891       4,652       6,429
                                        --------    --------    --------    --------
         Operating loss                     (340)       (245)     (1,103)     (1,861)
                                        --------    --------    --------    --------

Interest expense, net                        (38)        (16)        (91)        (44)
                                        --------    --------    --------    --------
         Net loss                       $   (378)   $   (261)   $ (1,194)   $ (1,905)
                                        ========    ========    ========    ========

Net loss per common share - basic
and  diluted                            $  (0.06)   $  (0.04)   $  (0.20)   $  (0.32)
                                        ========    ========    ========    ========


Shares used in computing net loss per
common share - basic and diluted           5,901       5,869       5,896       5,865
                                        ========    ========    ========    ========

                        The accompanying notes are an integral
                         part of these financial statements.

                                    VIDEONICS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands)
                                                         September 30,      December  31,
                           ASSETS                             2000              1999
                                                          -----------         --------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                $    474          $    715
   Accounts receivable, net                                      975               886
   Inventories                                                 3,506             3,785
   Prepaids and other current assets                             176               145
                                                            --------          --------
            Total current assets                               5,131             5,531

Property and equipment, net                                      299               513
Other assets                                                      42                45
                                                            --------          --------

               Total assets                                 $  5,472          $  6,089
                                                            ========          ========

                        LIABILITIES

Current liabilities:
   Accounts payable                                         $  1,177          $    974
   Accrued expenses                                              683               734
   Notes Payable                                                 400              --
                                                            --------          --------
            Total current liabilities                          2,260             1,708
                                                            --------          --------

Long term liabilities:
   Loan payable to shareholder                                 1,035             1,035
                                                            --------          --------

               Total liabilities                               3,295             2,743
                                                            --------          --------

   SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  30,000 shares
   Issued and outstanding: 5,903 shares at
      September 30, 2000 and 5,874 shares at
      December 31, 1999                                       20,725            20,700

Accumulated deficit                                          (18,548)          (17,354)
                                                            --------          --------
            Total shareholders' equity                         2,177             3,346
                                                            --------          --------
               Total liabilities and shareholders' equity   $  5,472          $  6,089
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

                                 VIDEONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                             2000        1999
                                                            -----       -----
Cash flows from operating activities:

          Net cash used in operating activities              (499)       (198)
                                                            -----       -----

Cash flows from investing activities:

   Proceeds from disposition of Nova Systems                   --          52
   Purchase of property and equipment                        (167)        (92)
                                                            -----       -----
          Net cash used in investing activities              (167)        (40)
                                                            -----       -----

Cash flows from financing activities:

   Proceeds from short term borrowings                        400          --
   Proceeds from issuance of loans payable to shareholder      --          35
   Proceeds from issuance of common stock                      25           5
                                                            -----       -----
          Net cash provided by financing activities           425          40
                                                            -----       -----

Decrease in cash and cash equivalents                        (241)       (198)

Cash and cash equivalents at beginning of year                715         837
                                                            -----       -----

Cash and cash equivalents at end of period                  $ 474       $ 639
                                                            =====       =====

                     The accompanying notes are an integral
                       part of these financial statements.

                                 VIDEONICS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The condensed financial statements at September 30, 2000 and for the nine month period then ended for Videonics Inc. (the "Company") are unaudited (except for the balance sheet information as of December 31, 1999, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for this nine month period ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000, or any future interim period.


2. On August 30, 2000 the Company entered into an Agreement and Plan of Merger with Focus Enhancements, Inc., Wilmington, Massachusetts and its wholly owned subsidiary PC Video Conversion (collectively, "Focus"), whereby Focus will acquire all of the outstanding stock of the Company (the "Merger"). The agreement is subject to, among other things, approval by the shareholders of the Company and Focus. Upon completion of the Merger, each share of the Company's common stock would be exchanged for .87 shares of Focus common stock.


3.   Inventories comprise (in thousands):

                                                Sept. 30,            Dec. 31,
                                                  2000                 1999
                                                ---------            --------
                                               (unaudited)

     Raw materials                               $ 2,651              $3,179
     Work in process                                 687                 302
     Finished goods                                  168                 304
                                                    ----               -----
                                                 $ 3,506              $3,785
                                                 =======              ======

4.   Note Payable to Shareholder:

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

                                 VIDEONICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.   Disposal of Subsidiary and Business

     Sale of Nova Systems

     On January 29, 1999, the Company completed the sale of certain assets and the assumption of certain liabilities related to the sale of its Nova Systems Division ("Nova") to a privately held company in Massachusetts. For the year ended December 31, 1998, Nova recorded revenues of $1.9 million and a loss from operations of $248,000. The sale of Nova may provide the Company with net revenues from royalties of up to a maximum of approximately $450,000, contingent upon future sales of Nova products by the acquiring company. Royalties will be paid, to the extent due, by the acquiring company on a monthly basis from March 1999 until receipt of approximately $450,000. The sale of Nova resulted in a $48,000 loss to the Company. As of September 30, 2000, royalties of $387,000 have been received.

     Sale of the German Subsidiary

     On September 29, 1999, the Company sold its wholly owned subsidiary in Germany. The Company's German subsidiary was primarily a sales office. Revenue, net loss and assets employed by the Company's foreign subsidiary were not material to the consolidated financial statements. The Company recorded a loss of $65,000 in connection with the sale.

6.   Segment Information:

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

                                 VIDEONICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The table below presents information about reported segments for the nine months ending September 30, 2000 and 1999 (in thousands):

                                                     2000              1999
                                                    ------            ------
         Video Production

         Sales                                      $9,087           $10,810
         Operating loss                             (1,103)           (1,825)

         Signal Processing

         Sales                                          -                 91 (1)
         Operating loss                                 -                (36)(1)

         (1) Results presented are through January 29, 2000, the date the Company completed its sale of Nova.

7.       Line of Credit

     In August 1999, the Company obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the line of credit, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. The maturity date of the line of credit is August 25, 2001. In connection with this agreement the Company issued to the Venture Banking Group a fully-vested warrant to purchase 95,000 shares of the Company's common stock at an exercise price of $0.65. This warrant expires on September 15, 2002. The Company recognized $45,000 (the fair value of the warrant issued using the Black-Scholes model) as prepaid financing costs during the quarter ended September 1999. This amount is being amortized to interest expense over the term of the loan. At September 30, 2000 Videonics was in default respect to with a certain covenants under the line of credit with Venture Banking Group. As of November 13, 2000, Videonics and Pacific Business Funding, an affiliate of Venture Banking Group, had signed an agreement to repay Venture Banking Group and in turn loan Videonics $400,000 on a fully secured basis. Interest will be calculated at a rate of 12%. The loan will be due and payable at the earlier of the completion of the proposed merger with Focus Enhancements, Inc., or February 5, 2001. As of November 13, 2000, an aggregate of $400,000 is outstanding under the line of creidt with Venture Banking Group.

8.       Comprehensive Loss

     There are no differences between net loss for the three and nine months ended September 30, 1999 and 2000 and the comprehensive loss for the these periods.

                                 VIDEONICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       Recent Accounting Pronouncement:

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

Recent Events

       On August 30, 2000 the Company entered into an Agreement and Plan of Merger with Focus Enhancements, Inc., Wilmington, Massachusetts and its wholly owned subsidiary PC Video Conversion (collectively, "Focus"), whereby Focus will acquire all of the outstanding stock of the Company (the "Merger"). The agreement is subject to, among other things, approval by the shareholders of the Company and Focus. Upon completion of the Merger, each share of the Company's common stock would be exchanged for .87 shares of Focus common stock.

Results of Operations

       Net Revenues. Net revenues decreased approximately 19% in the third quarter of 2000 compared to the third quarter of 1999 and 17% in the first nine months of 2000 compared to the first nine months of 1999. The decrease in revenue was due primarily to a decrease in sales of the Company's older videographer products offset slightly by shipments of CommandPost and StudioSketch, which began shipping during the last days of March 2000.

       Gross Profit. Gross profit decreased approximately 26% in the third quarter of 2000 compared to the third quarter of 1999 and 22% in the first nine months of 2000 compared to the first nine months of 1999. Gross profit, as a percentage of net revenues, was approximately 39% in the third quarter of 2000 compared to approximately 43% in the third quarter of 1999 and approximately 39% in the first nine months of 2000 compared to approximately 42% in the first nine months of 1999. The decrease in gross profit as a percentage of revenues is due primarily to lower margins on some of the Company's older products and manufacturing costs spread over lower revenues.

       Research and Development. Research and development expenses decreased 14% and 28%, respectively, between the quarterly and nine-month comparison periods in fiscal years 1999 and 2000. The decrease is primarily due to a decrease in personnel.

       Selling and Marketing. Selling and marketing expenses decreased 27% between the third quarter of 1999 and the third quarter of 2000 and decreased 28% between the first nine months of 1999 and the first nine months of 2000. The decrease is primarily due to a decrease in personnel and reduced advertising expenses.

       General and Administrative. General and administrative expenses increased 7% between the third quarter of 1999 and the third quarter of 2000 and decreased 25% between the first nine months of 1999 and the first nine months of 2000. The increase between quarterly periods is primarily due to a legal expense related to the merger. The decrease between nine month period is primarily due to a decrease in personnel, a delay in the timing of the annual shareholders meeting partially offset by an increase in legal expenses.

       Other Income/Expense, net. The Company recorded interest expense of $38,000 in the third quarter of 2000 compared to interest expense of $16,000 in the third quarter of 1999. The increase in expense is primarily due to interest expense calculated on higher borrowings during the period.

       Income Taxes. During the first nine months of 2000 and 1999, the Company maintained a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

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

       Due primarily to the factors noted above, the Company has experienced substantial volatility in its operations. The Company's future earnings and stock price may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or anticipated by the Company based upon product development and introduction schedules could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company may also require additional financing which may not be available at all or only upon terms that are not acceptable to the Company. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. See the Company's 1999 Form 10-K section entitled "Business - Research and Development".

Liquidity and Capital Resources

         Net cash used by operations was $499,000 for the nine months ended September 30, 2000 compared to net cash used in operations of $198,000 for the same period in 1999. The use of cash from operating activities during the first nine months of 2000 is primarily due to a net loss before depreciation, offset partially by a decrease in inventory and an increase in accounts payable. The use of cash from operating activities during the first nine months of 1999 is primarily due to a net loss before depreciation, an increase in accounts receivable, offset partially by a decrease in inventory and an increase in accounts payable. Net cash used by investing activities for the first nine months ended September 30, 2000 was $167,000 due to property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash used by investing activities for the first nine months ended September 30, 1999 was $40,000, as the Company received $52,000 in connection with the sale of Nova, offset by property and equipment expenditures, primarily for computers, software and engineering equipment used in research and development and other activities. Net cash provided by financing activities during the nine months of 2000 was $425,000, as the Company borrowed $ 400,000 from its bank line of credit and received cash of $25,000 from the exercise of stock options issued under the Company's Stock Option Plans. Net cash provided by financing activities during the nine months of 1999 was $40,000, primarily due to the receipt of cash from the exercise of the stock options issued under the Company's Stock Option Plans and an increase in shareholder loans.

         Videonics has incurred losses and negative cash flows from operations for each of the two years in the period ended June 30, 2000 and is dependent upon support from a substantial shareholder, a line of credit from a bank and upon generating sufficient revenues from existing and soon to be released products in order to fund operations. During 1999, management took steps to further reduce costs, including the sale of its Nova Systems Division, and its German subsidiary, both of which had incurred losses in the two years immediately preceding their sale. Videonics is assessing its product lines to identify how to enhance existing or create new distribution channels. During the first quarter of 2000, Videonics introduced three new products. Two of those products began shipping late in the first quarter with the third product shipping in July. Although there can be no assurances, Videonics is currently developing and expects to introduce two more products during the first half of 2001.

         As described in the notes to the consolidated financial statements, the Company has obtained a $1.0 million asset based line of credit from Venture Banking Group, a division of Cupertino National Bank, secured by substantially all of the Company's assets. Interest on any advances will be calculated at a rate of 1.5% above prime. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and meet other covenants, including those related to net worth, profitability and indebtedness. At September 30, 2000 Videonics was in default with respect to certain covenants under the line of credit with Venture Banking Group. As of November 13, 2000, Videonics and Pacific Business Funding, an affiliate of Venture Banking Group, had signed an agreement to repay Venture Banking Group and in turn loan Videonics $400,000 on a fully secured basis. Interest will be calculated at a rate of 12%. The loan will be due and payable at the earlier of the completion of the proposed merger with Focus Enhancements, Inc., or February 5, 2001. As of November 13, 2000, an aggregate of $400,000 is outstanding under the line of creidt with Venture Banking Group.

         The Company believes that its current cash, borrowings from both a shareholder and its bank line of credit, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through the end of 2000. However, if the Company does require additional financing there can be no assurances that such additional financing will be available at all or on terms that are acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         The Company's market risk disclosures pursuant to Item 3 are not material and are therefore not required.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K dated August 30, 2000 with respect to the announcement of its signing an Agreement and Plan of Merger with Focus Enhancements, Inc., and its wholly-owned subsidiary, PC Video Conversion.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    November 13, 2000                     VIDEONICS, INC.
    -----------------                     ---------------
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

  27.1      Financial Data Schedule